Form 10QSB
period 1995-06-30
FP BANCORP INC
filed 1995-08-14
CIK 731804

                                                       Total number of pages: 36
                                                       Exhibit Index on page: 14


                                 FORM 10-QSB

________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
________________________________________________________________________________


           (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1995

                                      OR

           ( )  TRANSITION REPORT UNDER SECTION 13 OR 15 OF THE
                       SECURITIES EXCHANGE ACT OF 1934

________________________________________________________________________________


                        Commission File Number 0-17650

                    FP Bancorp, Inc. (formerly FP Bancorp)
      (Exact name of small business issuer as specified in its charter)


CALIFORNIA                                                            33-0018976
(State or other jurisdiction                                       (IRS Employer
of incorporation or organization)                         Identification Number)

613 West Valley Parkway, Escondido                                    92025-2597
(Address of principal executive offices)                              (ZIP Code)

(619) 741-3312
(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X    No
                                ---      ---

As of June 30, 1995 the number of shares outstanding of the Registrant's only class of common stock was 2,648,016.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       FP BANCORP, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

ASSETS                                                                       June 30, 1995     December 31, 1994
------------------------------------------------------------------------     -------------     -----------------
Cash and due from banks                                                       $ 16,984,000        $  9,627,000
Federal funds sold                                                              15,000,000                 -
Interest earning deposits                                                          495,000                 -
Investment securities available for sale, at fair value                         12,767,000           8,192,000
Investment securities held to maturity, at amortized cost                       16,390,000          15,465,000
Loans, net of allowance for loan losses of $2,848,000 at June 30, 1995
  and $2,666,000 at December 31, 1994                                          139,209,000         118,183,000
Other real estate owned, net                                                     5,985,000           5,044,000
Premises and equipment, net                                                      6,920,000           5,956,000
Goodwill, net                                                                    1,456,000                 -
Accrued interest and other assets                                                2,806,000           2,251,000
------------------------------------------------------------------------     -------------     -----------------
                                                                              $218,012,000        $164,718,000
========================================================================     =============     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------
Deposits:
  Noninterest bearing                                                         $ 49,653,000        $ 28,027,000
  Interest bearing                                                             146,529,000         118,416,000
------------------------------------------------------------------------     -------------     -----------------
Total Deposits                                                                 196,182,000         146,443,000
------------------------------------------------------------------------     -------------     -----------------
Federal funds purchased                                                                -             2,800,000
Accrued expenses and other liabilities                                           1,642,000           1,080,000
Debentures                                                                       4,575,000           4,575,000
------------------------------------------------------------------------     -------------     -----------------
Total Liabilities                                                              202,399,000         154,898,000
------------------------------------------------------------------------     -------------     -----------------
Stockholders' Equity:
  Common stock                                                                  24,544,000          20,289,000
  Accumulated deficit                                                           (8,791,000)         (9,821,000)
  Net unrealized losses on investments available for sale                          (23,000)           (515,000)
  Receivable from ESOP                                                            (117,000)           (133,000)
------------------------------------------------------------------------     -------------     -----------------
Total Stockholders' Equity                                                      15,613,000           9,820,000
------------------------------------------------------------------------     -------------     -----------------
                                                                              $218,012,000        $164,718,000
========================================================================     =============     =================

See accompanying notes to consolidated financial statements.

                       FP BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF EARNINGS


                                               Three Months Ended          Six Months Ended
                                                    June 30,                    June 30,
                                               1995          1994          1995          1994
---------------------------------------     ----------    ----------    ----------    ----------
Interest income:
Interest and fees on loans                  $4,059,000    $2,781,000    $7,174,000    $5,433,000
Federal funds sold                             112,000        22,000       166,000        38,000
Interest earning deposits                       12,000         1,000        12,000         4,000
Investment securities                          412,000       289,000       729,000       610,000
---------------------------------------     ----------    ----------    ----------    ----------
Total interest income                        4,595,000     3,093,000     8,081,000     6,085,000
---------------------------------------     ----------    ----------    ----------    ----------
Interest expense:
Deposits                                     1,150,000       619,000     2,074,000     1,261,000
Other                                          119,000       121,000       244,000       243,000
---------------------------------------     ----------    ----------    ----------    ----------
Total interest expense                       1,269,000       740,000     2,318,000     1,504,000
---------------------------------------     ----------    ----------    ----------    ----------
Net interest income                          3,326,000     2,353,000     5,763,000     4,581,000
Provision for loan losses                            -             -             -             -
---------------------------------------     ----------    ----------    ----------    ----------
Net interest income after
  provision for loan losses                  3,326,000     2,353,000     5,763,000     4,581,000
---------------------------------------     ----------    ----------    ----------    ----------
Other operating income:
Service charges                                296,000       197,000       502,000       388,000
Other                                          570,000       329,000       888,000       671,000
---------------------------------------     ----------    ----------    ----------    ----------
Total other operating income                   866,000       526,000     1,390,000     1,059,000
---------------------------------------     ----------    ----------    ----------    ----------
Other operating expenses:
Salaries and employee benefits               1,438,000     1,182,000     2,670,000     2,489,000
Occupancy                                      310,000       286,000       554,000       575,000
Furniture and equipment                        237,000       158,000       402,000       338,000
Other real estate owned                        313,000       265,000       436,000       336,000
Other                                        1,149,000       877,000     2,061,000     1,779,000
---------------------------------------     ----------    ----------    ----------    ----------
Total other operating expenses               3,447,000     2,768,000     6,123,000     5,517,000
---------------------------------------     ----------    ----------    ----------    ----------
Earnings before income taxes                   745,000       111,000     1,030,000       123,000
Income taxes                                         -             -             -             -
---------------------------------------     ----------    ----------    ----------    ----------
Net earnings                                $  745,000    $  111,000    $1,030,000    $  123,000
=======================================     ==========    ==========    ==========    ==========
Primary earnings per share                  $     0.28    $     0.09    $     0.46    $     0.10
======================================      ==========    ==========    ==========    ==========
Fully diluted earnings per share            $     0.27    $     0.09    $     0.46    $     0.10
======================================      ==========    ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                       FP BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                             ---------------------------
                                                                                 1995            1994
------------------------------------------------------------------------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                 $ 1,030,000     $   123,000
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
    Depreciation and amortization                                                449,000         409,000
    Provision for losses on other real estate owned                              196,000         217,000
    Gain on sale of other real estate owned                                     (278,000)        (40,000)
    (Gain) loss on sale of investment securities available for sale               46,000         (18,000)
    Decrease in accrued interest and other assets                                132,000         386,000
    Increase (decrease) in accrued expenses and other liabilities                  3,000        (150,000)
    Increase (decrease) in deferred loan origination fees                       (112,000)        122,000
------------------------------------------------------------------------     -----------     -----------
Net cash provided by operating activities                                      1,466,000       1,049,000
------------------------------------------------------------------------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease in loans outstanding                                              6,733,000       2,762,000
    Proceeds on sale of other real estate owned                                2,311,000       1,469,000
    Net maturities of interest earning deposits                                1,358,000         788,000
    Maturities of investment securities available for sale                       237,000       1,786,000
    Maturities of investment securities held to maturity                          83,000         237,000
    Purchase of investment securities available for sale                      (5,398,000)     (1,000,000)
    Purchase of investment securities held to maturity                          (839,000)            -
    Proceeds from sale of investment securities available for sale             4,798,000       2,198,000
    Payments from ESOP                                                            16,000          17,000
    Net capital expenditures for premises and equipment                         (561,000)        (36,000)
    Net cash acquired in merger                                                4,312,000             -
------------------------------------------------------------------------     -----------     -----------
Net cash provided by investing activities                                     13,050,000       8,221,000
------------------------------------------------------------------------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in interest bearing deposits                                 (1,686,000)     (5,373,000)
    Net increase in noninterest bearing deposits                              12,327,000       2,568,000
    Decrease in Federal funds purchased                                       (2,800,000)            -
------------------------------------------------------------------------     -----------     -----------
Net cash provided by (used in) financing activities                            7,841,000      (2,805,000)
------------------------------------------------------------------------     -----------     -----------
Net increase in cash and cash equivalents                                     22,357,000       6,465,000
Cash and cash equivalents at beginning of period                               9,627,000      12,546,000
------------------------------------------------------------------------     -----------     -----------
Cash and cash equivalents at end of period                                   $31,984,000     $19,011,000
========================================================================     ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                   $ 2,163,000     $ 1,478,000
Supplemental disclosure of noncash investing and financing activities:
  Transfer from loans to other real estate owned                             $ 1,533,000     $ 3,031,000
  Transfer of investment securities from held to maturity to available
    for sale upon adoption of Statement 115                                  $       -       $11,792,000
  Change in unrealized losses on investment securities available for sale    $  (492,000)    $   317,000
  Common stock issued in merger                                              $ 4,255,000     $      -
========================================================================================================

See accompanying notes to consolidated financial statements.

                               FP BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements include the accounts of FP Bancorp, Inc. (formerly FP Bancorp) (the "Company") and its wholly-owned subsidiary, First Pacific National Bank (FPNB). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements as of June 30, 1995 and for the three- and six-month periods ended June 30, 1995 and 1994 are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994. The results of operations for the three- and six-month periods ended June 30, 1995 are not necessarily indicative of the results for the entire year ending December 31, 1995.

2. Primary earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Stock options for all periods presented are considered to be common stock equivalents and are used in the primary earnings per share calculations unless they are antidilutive. The weighted average number of shares used for the primary earnings per share calculations for the three-month periods ended June 30, 1995 and 1994 were 2,658,000 and 1,213,000, respectively. The weighted average numbers of shares used for the primary earnings per share calculations for the six-month periods ended June 30, 1995 and 1994 were 2,247,000 and 1,213,000, respectively.

        Fully diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock, common stock equivalents, and other potentially dilutive securities. Stock options are considered to be common stock equivalents and are used in the fully diluted earnings per share calculations unless they are antidilutive. The subordinated convertible debentures are considered to be other potentially dilutive securities and are used in the fully diluted earnings per share calculations unless they are antidilutive. The weighted average numbers of shares used for the fully diluted earnings per share calculations for the three-month periods ended June 30, 1995 and 1994 were 3,115,000 and 1,213,000 in 1995 and 1994, respectively.
        The weighted average numbers of shares used for the fully diluted earnings per share calculations for the six-month periods ended June 30, 1995 and 1994 were 2,705,000 and 1,213,000, respectively.

3. In May 1993, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("Statement 114"), and in October 1994, the FASB issued Statement of Financial Accounting Standards No. 118. "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("Statement 118"). Under the provisions of Statement 114, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Statement 114 defines methods of measuring impairment and if the measure of the impaired loan is less than the recorded investment in the loan. It requires a creditor to create a valuation allowance with a corresponding charge to the provision for loan losses. Statement 118 amends Statement 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans. In addition, Statement 118 amends certain disclosure requirements for Statement 114. Statement 114 and 118 apply to financial statements for fiscal years beginning after December 15, 1994, and initial adoption is required to be reflected prospectively. The Company adopted Statements 114 and 118 effective January 1, 1995. The adoption of these statements did not have a material impact on the Company's financial position or results of operations.

4. Because of the nature of its activities, the Company is at all times subject to pending and threatened legal actions which arise out of the normal course of its business. In the opinion of management, based in part upon opinions of legal counsel, the disposition of all litigation will not have a material effect on the Company's financial position or results of operations.

5. Goodwill is amortized on a straight-line basis over an estimated useful life of fifteen years.

6. Certain 1994 amounts have been reclassified to conform to the presentation used in 1995.

                               FP BANCORP, INC.
                 MATERIAL SUBSEQUENT EVENTS AND CONTINGENCIES

1. On April 1, 1995, the Company completed the merger of Overland Bank ("Overland") into FPNB (the "Overland Merger"). Overland was a state-chartered bank with branch offices located in Moreno Valley and Temecula, California. The merger was consummated after obtaining all applicable regulatory approvals and the approval of the shareholders of both the Company and Overland on March 22, 1995.

        Pursuant to the merger agreement, all of the outstanding shares of Overland common stock were converted into newly issued shares of Company common stock and all outstanding Overland warrants were converted into warrants to purchase Company stock. The number of shares of Company common stock issued upon the conversion of each share of Overland common stock was .1006 shares, resulting in the issuance of 826,000 shares of Company common stock. Upon consummation of the merger, Overland ceased to exist and FPNB continued as the surviving entity.

        The calculation of the exchange ratio of .1006 shares of Company common stock for each share of Overland common stock was based on each entity's relative book value at December 31, 1994, adjusted for various items as defined in the merger agreement.

        Cash and due from banks                         $ 2,867,000
        Federal funds sold                                2,500,000
        Investment securities                             4,015,000
        Interest earning deposits                         1,853,000
        Loans, net                                       29,180,000
        Other real estate owned, net                      1,637,000
        Premises and equipment, net                         746,000
        Goodwill from merger                              1,482,000
        Accrued interest and other assets                   687,000
                                                        -----------
                Total assets                             44,967,000
                                                        -----------
        Deposits                                         39,098,000
        Accrued expenses and other liabilities              559,000
                                                        -----------
                Total liabilities                        39,657,000
                                                        -----------
        Aggregate purchase price, including
          costs of acquisition                          $ 5,310,000
                                                        ===========

The following pro forma data presents the historical results of the combined bank as if the Overland Merger had occurred at the beginning of the three- and six-month periods ended June 30, 1995 and 1994, with intangibles from the merger being amortized on a straight-line basis over a period of 15 years. This data is presented for information purposes only and does not purport to be indicative of what would have occurred had the merger been consummated at the beginning of each of the periods, or of results which may occur in the future.

                                             Three months ended June 30,        Six months ended June 30,
                                             ---------------------------       ---------------------------
(in thousands, except for share
and per share data)                             1995             1994             1995             1994
                                             ----------       ----------       ----------       ----------
Interest income                              $    4,595       $    4,030       $    9,232       $    8,059
Interest expense                                  1,269            1,045            2,547            2,090
Provision for loan losses                           -                 46              -                 92
Noninterest income                                  866              683            1,518            1,366
Noninterest expense                               3,447            3,535            6,737            7,069
                                             ----------       ----------       ----------       ----------
Net earnings before income taxes             $      745       $       87       $    1,466       $      174
                                             ==========       ==========       ==========       ==========
Net earnings                                 $      745       $       87       $    1,466       $      174
                                             ==========       ==========       ==========       ==========
Net earnings per share                       $     0.28       $     0.04       $     0.65       $     0.09
                                             ==========       ==========       ==========       ==========
Average shares outstanding                    2,658,000        2,039,000        2,247,000        2,039,000
                                             ==========       ==========       ==========       ==========

2. Effective Tuesday, April 11, 1995, following the approval of the shareholders of the Company on March 22, 1995, the Company was reincorporated as a Delaware corporation under the name FP Bancorp, Inc.

3. On Thursday, April 13, 1995, the Company's common stock was listed for trading on the Nasdaq SmallCap Market under the symbol FPBN. The Company's common stock had previously been traded in the over-the-counter market.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company's net earnings for the quarter ended June 30, 1995 were $745,000 or $.28 per share, compared to net earnings of $111,000 or $.09 per share for the same quarter in 1994. The Company's return on average assets and return on average stockholders' equity were .36% and 4.88%, respectively, for the three-month period ended June 30, 1995, compared with .07% and 1.59%, respectively, for the same period in 1994. The increase in earnings of $634,000 for the three-month period ended June 30, 1995 as compared with the same period in 1994 was due to an increase in net interest income of $973,000 or 41.35%, an increase in noninterest income of $340,000 or 64.64% and an offsetting increase in noninterest expenses of $679,000 or 24.53%.

The Company's net earnings for the six months ended June 30, 1995 were $1,030,000 or $.46 per share compared to net earnings of $123,000 or $.10 per share for the same period in 1994. The Company's return on average assets and return on average stockholders' equity were .55% and 8.08% for the six-month period ended June 30, 1995 compared with .07% and 1.76%, respectively, for the same period in 1994. The increase in earnings of $907,000 or 737.40% for the six-month period ended June 30, 1995 as compared to the same period in 1994 was due to an increase in net interest income of $1,182,000 or 25.80%, an increase in other operating income of $331,000 or 31.26%, and an offsetting increase in noninterest expenses of $606,000 or 10.98%.

The increases in net interest income during the three- and six-month periods ended June 30, 1995 as compared to 1994 were a result of the Overland Merger, the effect of increases in interest rates on the Company's asset sensitive balance sheet and active liability management. Total noninterest expenses for the three- and six-month periods ended June 30, 1995 increased by only 24.53% and 10.98%, respectively, including additional expenses from the Overland Merger, due to increased efficiencies.

Total assets increased $53,294,000 or 32.36% from $164,718,000 as of December 31, 1994 to $218,012,000 as of June 30, 1995. The increase was primarily due to the Overland Merger, which increased the Company's assets by $45.0 million on the merger date. Net loans increased from $118,183,000 as of December 31, 1994 to $139,209,000 as of June 30, 1994, an increase of $21,026,000 or 17.79%. The
Overland Merger accounted for $29,180,000 of the increase, offset by a net decrease of $8,000,000 in loans due to a number of large individual loan paydowns since year end and $1,533,000 of loans transferred into other real estate owned. Deposits increased from $146,443,000 as of December 31, 1994 to $196,182,000 as of June 30, 1995, an increase of $49,739,000 or 33.97%. The
Overland Merger resulted in $39,098,000 of the increase with the balance of the increase primarily in noninterest bearing deposits.

NET INTEREST INCOME

Net interest income before provision for loan losses increased $973,000 or 41.35% for the quarter ended June 30, 1995 compared with the same period in 1994. Net interest income is affected by changes in average rates, average volumes of interest earnings assets, and average volumes of interest bearing liabilities. During the three-month period ended June 30, 1995, $29,180,000 of loans and $29,799,000 of interest bearing deposits were acquired in the Overland Merger, which contributed to the increase.

The rate earned on interest earning assets for the quarter ended June 30, 1995 increased to 10.17% from 8.97% for the same period in 1994 due to the increase in interest rate during 1994 and 1995. Average loans outstanding during the quarter ended June 30, 1995 were $143,817,000 which earned interest at an average rate of 11.32%. This rate was offset by the lower rates earned on Federal funds sold and other investments during that period resulting in an average rate of 10.17% for the three-month period ended June 30, 1995.

The rate paid on interest bearing liabilities was 3.33% for the quarter ended June 30, 1995 as compared to 2.38% for the same period in 1994. Average outstanding interest bearing deposits of $148,375,000 for the three months ended June 30, 1995 were paid an average rate of 3.11% as compared to average outstanding interest bearing deposits of $120,211,000 which were paid an average of 2.07%.

The rate earned on interest earning assets for the six-month period ended
June 30, 1995 increased to 9.94% from 8.71% for the same period in 1994 due to the increase in interest rates during 1994 and 1995. Average loans outstanding during the quarter ended June 30, 1995 were $131,402,000 which earned interest at an average rate of 11.01%. This rate was offset by the lower rates earned on Federal funds sold and other investments during that period resulting in an average rate of 9.94% for the six-month period ended June 30, 1995.

The rate paid on interest bearing liabilities was 3.29% for the six-month period ended June 30, 1995, as compared to 2.34% for the same period in 1994. Average outstanding interest bearing deposits of $137,204,000 for the six months ended June 30, 1995 were paid an average rate of 3.05% as compared to average outstanding interest bearing deposits of $124,750,000 which were paid an average rate of 2.04%.

The following table presents for the periods indicated a summary of changes in interest income and interest expense for the major categories of average interest earning assets and average interest bearing liabilities and the amounts of change attributable to variations in volume and in interest rates.

                                                         Three Months Ended June 30,     Six Months Ended June 30,
                                                            1995 compared to 1994          1995 compared to 1994
                                                         --------------------------     ----------------------------
                                                                (in thousands)                  (in thousands)
                                                             Increase (Decrease)             Increase (Decrease)
                                                         --------------------------     ----------------------------
                                                         Volume     Rate       Net      Volume      Rate        Net
                                                         ------     ----     ------     ------     ------     ------
Interest earned on interest earning assets:
  Loans(1)                                                $786      $492     $1,278      $848      $  893     $1,741
  Taxable investment securities                             71        61        132        71          88        159
  Nontaxable investment securities                          (9)        -         (9)      (40)          -        (40)
  Interest earning deposits                                  8         3         11         6           2          8
  Federal funds sold                                        50        40         90        67          61        128
                                                          ----      ----     ------      ----      ------     ------
      Total interest on interest earning assets           $906      $596     $1,502      $952      $1,044     $1,996
                                                          ====      ====     ======      ====      ======     ======

Interest paid on interest bearing liabilities:
  Interest bearing deposits:
    Savings and time                                      $132      $291     $  423      $269      $  449     $  718
    Interest bearing demand                                 38        70        108        (8)        103         95
                                                          ----      ----     ------      ----      ------     ------
Total interest bearing deposits                            170       361        531       261         552        813
Debentures and Federal funds purchased                      (3)        1         (2)        4          (3)         1
                                                          ----      ----     ------      ----      ------     ------
      Total interest on interest bearing liabilities      $167      $362     $  529      $265      $  549     $  814
                                                          ====      ====     ======      ====      ======     ======

(1) Nonaccrual loans are included in the loan totals used in the calculation of this table.

Interest income on loans includes the accretion of loan fees resulting from the Company's lending activities. Net fees included in interest income for the three months ended June 30, 1995 and 1994 were $48,000 and $83,000, respectively. Net fees included in interest income for the six months ended June 30, 1995 and 1994 were $129,000 and $144,000, respectively.

OTHER OPERATING EXPENSES

Total other operating expenses for the three months ended June 30, 1995 were $3,447,000, an increase of $679,000 or 24.53% compared to the same quarter in 1994. An increase of $256,000 or 21.66% was reported in salaries and employee benefits during the quarter ended June 30, 1995. Occupancy expenses increased $24,000 or 8.39%, other real estate owned expenses increased $48,000 or 18.11%, and the balance of the other operating expenses increased $351,000 or 33.91% for the three-month period ended June 30, 1995 as compared to 1994. These increases were a direct result of the Overland Merger.

Total other operating expenses for the six months ended June 30, 1995 were $6,123,000, an increase of $606,000 or 10.98% compared to the same period in 1994. An increase of $181,000 or 7.27% was reported in salaries and employee benefits during the six months ended June 30, 1995. Occupancy expenses were reduced by $21,000 or 3.65%, other real estate owned expenses increased $100,000 or 29.76%, and the balance of the other operating expenses increased $346,000 or 16.34% for the six-month period ended June 30, 1995 as compared to 1994. The increases were a direct result of the Overland Merger offset by efficiencies and cost reductions realized during 1995.

OTHER OPERATING INCOME

Other operating income was $866,000 for the quarter ended June 30, 1995 compared with $526,000 for the same period in 1994, an increase of $340,000 or 64.64%. Service charges increased by $99,000 or 50.25% while other noninterest income increased $241,000 or 73.25%.

Other operating income was $1,390,000 for the six month period ended June 30, 1995 compared with $1,059,000 for the same period in 1994, an increase of $331,000 or 31.26%. Service charges increased by $114,000 or 29.38% while other noninterest income increased $217,000 or 32.34%.

The increases in service charges during the three- and six-month periods ended June 30, 1995 as compared to the same periods in 1994 were a result of the Overland Merger and an increase in merchant VISA activity. The increases in other noninterest income were due primarily to gains on the sale of other real estate owned of $278,000 as well as additional increases in service charges and other fee income due to the deposits acquired in the Overland Merger.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

Loan quality is monitored on an ongoing basis. On a quarterly basis, management conducts an analysis of the composition and quality of the Company's loan portfolio. The Company determines the allocation for allowances based upon the evaluation of quality of the loan portfolio, total outstanding loans, previous charges against the allowance, and current and anticipated economic conditions. The provision for loan losses is a charge against earnings in the period in which the potential loss is identified. Actual loan losses are charged against the allowance for loan losses in the period in which they occur.

No provision for loan losses was recognized for the three- and six-month periods ended June 30, 1995 and 1994. Based on a review of the loan portfolio and considering historical experience with regard to potential loan losses, the allowances for loan losses as of June 30, 1995 and 1994 were deemed adequate to absorb potential losses.

At June 30, 1995, the allowance for loan losses totaled $2,848,000, or 1.99% of total loans outstanding compared with $2,666,000 or 2.21% of total loans outstanding as of December 31, 1994. Due to the positive trend in asset quality and based on management's evaluation of the loan portfolio considering the factors mentioned above, management believes that the allowance for loan losses was adequate as of June 30, 1995.

INCOME TAXES

No income tax expense or benefit was recorded during the three or six month periods ended June 30, 1995 and 1994 due to the significant net operating loss carryforward position of the Company for tax purposes. As of December 31, 1994, the Company had net operating loss carryforwards for Federal and state income tax purposes of $5,650,000 and $3,949,000, respectively, which are available to offset future Federal and state taxable income, if any, through 2009 and 1999, respectively. In addition, the Company has alternative minimum tax credit carryforwards of approximately $119,000 which are available to reduce future Federal regular income taxes, if any, over an indefinite period.

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Effective asset liability management is achieved by maintaining adequate liquidity and minimizing the impact of future interest rate changes on net interest income. The responsibility of monitoring the Company's liquidity and interest rate sensitivity lies with the Asset/Liability and Executive Committees of FPNB. The Executive Committee meets weekly and the Asset/Liability Committee meets quarterly to monitor liquidity, investment strategies, rate sensitivity strategy, and loan demand as well as the adequacy of funding sources.

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. Liquidity is provided by cash and due from banks, Federal funds sold, investments available for sale, interest earning deposits in other financial institutions, and loan repayments. The Company's total liquid assets as a percentage of deposits totaled 23.06% and 12.17% as of June 30, 1995 and December 31, 1994, respectively. The increase in liquidity is due to a relative increase in deposit balances since the end of the year as well as $8,000,000 in short-term extraordinary deposits accepted on June 30, 1995.

The Company actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements to achieve consistent growth in net interest income, and to profit from favorable market opportunities. The Company manages the rate sensitivity position by adjusting the average maturity of and establishing rates on earning assets and interest bearing liabilities in line with its expectation for future interest rates. However, even with perfectly matched repricing of assets and liabilities, interest rate risk cannot be avoided entirely. Interest rate risk remains in the form of prepayment risk of assets and liabilities, risks related to differences in the timing and indexes for interest rate adjustments for assets and liabilities with adjustable interest rates, and basis risk. In the Company's experience, in a rising rate environment rates on short-term liabilities rise more slowly than rates on its adjustable rate assets, while in a decreasing rate environment, the Company would expect rates on its short-term liabilities to decrease more consistently with the rates on its adjustable assets.

CAPITAL RESOURCES

The Company engages in an ongoing assessment of its capital needs in order to maintain an adequate level of capital to support business growth and to ensure depositor protection. The Company's two sources of capital are internally generated funds and the capital markets. In 1993, the Company completed the offering of $4,575,000 of 9% convertible subordinated debentures due December 31, 1997. On November 22, 1994, the Company completed two private offerings of the Company's common stock. After deducting the direct costs of approximately $99,000 for the private offerings, the offerings generated $3,034,000 in additional capital for the Company.

The Federal Reserve Board (the "FRB") in December 1988, the Office of the Comptroller of the Currency (the "OCC") in January 1989, and the Federal Deposit Insurance Corporation in March 1989 adopted risk-based capital adequacy guidelines for bank holding companies and banks. The risk-based capital adequacy guidelines establish a risk-based capital ratio based on the overall risk of the entity determined by assigning various weighted risks to each balance sheet asset and certain off-balance sheet commitments, adding up all of the weighted risk amounts, and dividing Tier 1 capital (capital, surplus, and retained earnings) into the risk-weighted assets. At June 30, 1995, the Company's Tier 1 risk-based capital to risk-weighted assets totaled 8.74% compared to 7.82% at December 31, 1994.

Additionally, the FRB and the OCC adopted leverage requirements effective January 1, 1992 which apply in addition to the risk-based capital requirements. Under these requirements, bank holding companies and national banking associations are required to maintain core capital of at least 3% of total assets. On June 30, 1995 and December 31, 1994, the Company's core capital to total assets stood at 6.58% and 6.33%, respectively.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

A Special Meeting of Shareholders of the Company was held on March 22, 1995 at 10:00 a.m. at the Lake San Marcos Country Club, 1750 San Pablo Drive, Lake San Marcos, California. There were 1,175,316 shares represented at the meeting by proxy or in person, constituting a quorum of all shareholders of FP Bancorp.

The following proposals were approved at the Company's Special Meeting of
Shareholders:

                                                                  Votes        Votes        Broker
                                                   Votes For     Against     Withheld     Non-votes
                                                   ---------     -------     --------     ---------
1.      Proposed merger of Overland Bank
        with and into FPNB.                        1,130,929      23,496      20,891         0

2.      Proposed reincorporation of FP Bancorp
        as a Delaware corporation.                 1,136,655      25,935      12,726         0

The Annual Meeting of Stockholders of the Company was held on July 27, 1995 at 5:30 p.m. at the California Center for the Arts, 340 North Escondido Boulevard, Escondido, California. There were 2,133,218 shares represented at the meeting by proxy or in person, constituting a quorum of all stockholders of the Company.

The following proposals were approved at the Company's Annual Meeting of
Stockholders:

                                                                  Votes        Votes        Broker
                                                   Votes For     Against     Withheld     Non-votes
                                                   ---------     -------     --------     ---------
1.      Election of 12 persons to serve as
        Directors of the Company until their
        successors are duly elected and
        qualified.                                 2,116,796           0      16,422         0

2.      Ratification of the appointment of
        KPMG Peat Marwick, LLP as the
        independent auditor for 1995.              2,110,632      13,770       8,816         0

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        Ex-2.(i)    Agreement and Plan of Reorganization dated October 12,
                    1994 among FP Bancorp, First Pacific National Bank, and Overland Bank (incorporated by reference to Exhibit A to the Registration Statement on Form S-4, File No. 33-87388.)

        Ex-2.(ii)   Agreement to Merge made between First Pacific National Bank and Overland Bank under the Charter of First Pacific
                    National Bank under the title of First Pacific National
                    Bank (incorporated by reference to Exhibit (1) to the Current Report on Form 8-K, File No. 0-17650 dated April 1,
                    1995.)

        Ex-2.(iii)  Certificate of Ownership and Merger of FP Bancorp
                    (incorporated by reference to Exhibit (2) to the Current Report of Form 8-K, File No. 0-17650 dated April 1, 1995.)

        Ex-3.(i) Certificate of Incorporation of FP Bancorp, Inc. (incorporated by reference to Exhibit (3) to the Current Report on Form 8-K, File No. 0-17650 dated April 1, 1995.)

        Ex-3.(ii)   Certificate of Amendment of Certificate of Incorporation of
                    FP Bancorp, Inc. (incorporated by reference to Exhibit (4) to the Current Report on Form 8-K, File No. 0-17650 dated
                    April 1, 1995.)

        Ex-3.(iii)  Amended and Restated By-laws of FP Bancorp, Inc., adopted
                    June 20, 1995.

(b)     Reports on Form 8-K.

        Form 8-K, File No. 0-17650 dated April 1, 1995 was filed to report the merger of Overland Bank with and into FP Bancorp's wholly-owned subsidiary, First Pacific National Bank, on April 1, 1995, the reincorporation of the Company as a Delaware Corporation on April 11, 1995, and the listing of the Company's common stock on the Nasdaq SmallCap Market on April 13, 1995. The Overland Bank Report and Financial Statements as of and for the years ended December 31, 1994, 1993, and 1992 were filed with the Form 8-K.

SIGNATURES

In the opinion of management, the financial statements presented reflect all adjustments which are necessary to a fair statement of the results for the periods presented.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FP Bancorp, Inc.




By: /s/ MICHAEL J. PERDUE
    -----------------------------
    Michael J. Perdue
    Executive Vice President and
    Chief Operating Officer
    (duly authorized officer and
    principal financial officer)


Dated:  August 11, 1995