Form 10QSB
period 1995-09-30
FP BANCORP INC
filed 1995-11-13
CIK 731804

                                                     Total number of pages:  16
                                                      Exhibit Index on page: 15


                                  FORM 10-QSB

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

-------------------------------------------------------------------------------

              (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                       OR

              ( )  TRANSITION REPORT UNDER SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

-------------------------------------------------------------------------------

                         Commission File Number 0-17650

                    FP Bancorp, Inc.  (formerly FP Bancorp)
       (Exact name of small business issuer as specified in its charter)

Delaware                                                            33-0018976
--------                                                            ----------
(State or other jurisdiction                                      (IRS Employer
of incorporation or organization)                        Identification Number)

613 West Valley Parkway, Escondido                                   92025-2597
----------------------------------                                   ----------
(Address of principal executive offices)                             (ZIP Code)

(619) 741-3312
--------------
(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                    ---     ---

As of September 30, 1995 the number of shares outstanding of the Registrant's only class of common stock was 2,648,016.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        FP BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                                                                  September 30,          December 31,
ASSETS                                                                                1995                   1994
------------------------------------------------------------------------------    ------------           ------------
Cash and due from banks                                                           $ 12,884,000           $  9,627,000
Federal funds sold                                                                   5,500,000                      0
Interest earning deposits                                                              198,000                      0
Investment securities available for sale                                            16,339,000              8,192,000
Investment securities held to maturity                                              20,144,000             15,465,000
Loans, net of allowance for loan losses of $2,055,000 at September 30, 1995
    and $2,666,000 at December 31, 1994                                            137,762,000            118,183,000
Premises and equipment, net                                                          6,772,000              5,956,000
Other real estate owned, net                                                         5,632,000              5,044,000
Goodwill, net                                                                        1,432,000                      0
Accrued interest and other assets                                                    3,313,000              2,251,000
------------------------------------------------------------------------------    ------------           ------------
                                                                                  $209,976,000           $164,718,000
==============================================================================    ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------
Deposits:
  Non-interest bearing                                                            $ 42,317,000           $ 28,027,000
  Interest bearing                                                                 145,042,000            118,416,000
------------------------------------------------------------------------------    ------------           ------------
    Total Deposits                                                                 187,359,000            146,443,000
------------------------------------------------------------------------------    ------------           ------------
Federal funds purchased                                                                      0              2,800,000
Accrued expenses and other liabilities                                               1,897,000              1,080,000
Subordinated debentures                                                              4,575,000              4,575,000
------------------------------------------------------------------------------    ------------           ------------
Total liabilities                                                                  193,831,000            154,898,000
------------------------------------------------------------------------------    ------------           ------------
Stockholders' equity:
 Common stock                                                                       24,544,000             20,289,000
 Accumulated deficit                                                                (8,366,000)            (9,821,000)
 Unrealized holding gains (losses) on investment securities available for sale          75,000               (515,000)
 Receivable from ESOP                                                                 (108,000)              (133,000)
------------------------------------------------------------------------------    ------------           ------------
Total stockholders' equity                                                          16,145,000              9,820,000
------------------------------------------------------------------------------    ------------           ------------
                                                                                  $209,976,000           $164,718,000
==============================================================================    ============           ============

See accompanying notes to consolidated financial statements.

                        FP BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF EARNINGS


                                             Three Months Ended           Nine Months Ended
                                                September 30,                September 30,
                                           -----------------------     ------------------------
                                               1995        1994           1995          1994
------------------------------------       ----------   ----------     -----------   ----------
Interest income:
Interest and fees on loans                 $3,780,000   $2,977,000     $10,954,000   $8,410,000
Federal funds sold                            146,000       61,000         312,000       99,000
Interest earning deposits                       7,000            0          19,000        4,000
Investment securities                         488,000      303,000       1,217,000      913,000
------------------------------------       ----------   ----------     -----------   ----------
Total interest income                       4,421,000    3,341,000      12,502,000    9,426,000
------------------------------------       ----------   ----------     -----------   ----------
Interest expense:
Deposits                                    1,176,000      667,000       3,250,000    1,928,000
Other                                         122,000      121,000         366,000      363,000
------------------------------------       ----------   ----------     -----------   ----------
Total interest expense                      1,298,000      788,000       3,616,000    2,291,000
------------------------------------       ----------   ----------     -----------   ----------
Net interest income                         3,123,000    2,553,000       8,886,000    7,135,000
Provision for loan losses                     100,000            0         100,000            0
------------------------------------       ----------   ----------     -----------   ----------
Net interest income after
  provision for loan losses                 3,023,000    2,553,000       8,786,000    7,135,000
------------------------------------       ----------   ----------     -----------   ----------
Other operating income:
Service charges                               297,000      199,000         799,000      587,000
Other                                         357,000      139,000       1,245,000      810,000
------------------------------------       ----------   ----------     -----------   ----------
Total other operating income                  654,000      338,000       2,044,000    1,397,000
------------------------------------       ----------   ----------     -----------   ----------
Other operating expenses:
Salaries and employee benefits              1,387,000    1,210,000       4,057,000    3,699,000
Premises and equipment                        555,000      533,000       1,511,000    1,446,000
Professional services                         500,000      396,000       1,273,000    1,106,000
Loss on sale of investment securities          66,000            0         112,000            0
Other real estate owned                       191,000       75,000         627,000      411,000
Other                                         775,000      515,000       2,017,000    1,585,000
------------------------------------       ----------   ----------     -----------   ----------
Total other operating expenses              3,474,000    2,729,000       9,597,000    8,247,000
------------------------------------       ----------   ----------     -----------   ----------
Earnings before income taxes                  203,000      162,000       1,233,000      285,000
Net income tax benefit                        222,000            0         222,000            0
------------------------------------       ----------   ----------     -----------   ----------
Net earnings                               $  425,000   $  162,000     $ 1,455,000   $  285,000
====================================       ==========   ==========     ===========   ==========
Primary earnings per share:                     $0.16        $0.13           $0.61        $0.23
====================================       ==========   ==========     ===========   ==========
Fully diluted earnings per share:               $0.11        $0.13           $0.54        $0.23
====================================       ==========   ==========     ===========   ==========

See accompanying notes to consolidated financial statements.

                        FP BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Nine Months Ended September 30,
                                                                          --------------------------------
                                                                             1995                  1994
----------------------------------------------------------------------    -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                              $ 1,455,000          $   285,000
Adjustments to reconcile net earnings to net cash provided
by operating activities:
  Depreciation and amortization                                               713,000              629,000
  Provision for loan losses                                                   100,000                    0
  Provision for losses on other real estate owned                             284,000              217,000
  Gain on sale of other real estate owned                                    (315,000)             (81,000)
  (Gain) loss on sale of investment securities available for sale             112,000              (18,000)
  Decrease (increase) in accrued interest & other assets                     (375,000)             477,000
  Increase (decrease) in accrued expenses and other liabilities               258,000              (76,000)
  Increase in deferred loan origination fees                                  113,000               49,000
----------------------------------------------------------------------    -----------          -----------
Net cash provided by operating activities                                   2,345,000            1,482,000
----------------------------------------------------------------------    -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in loans outstanding                                             7,474,000            2,518,000
  Proceeds on sale of other real estate owned                               2,994,000            2,648,000
  Net maturities of interest earning deposits                               1,655,000              887,000
  Maturities of investment securities available for sale                    1,606,000            1,792,000
  Maturities of investment securities held to maturity                      1,151,000              333,000
  Purchase of investment securities available for sale                    (18,734,000)          (1,000,000)
  Purchase of investment securities held to maturity                       (1,871,000)          (1,859,000)
  Proceeds from sale of investment securities available for sale            9,399,000            2,198,000
  Decrease in receivable from ESOP                                             25,000               25,000
  Additions to premises and equipment                                        (617,000)            (141,000)
  Net cash acquired in merger                                               4,312,000                    0
----------------------------------------------------------------------    -----------          -----------
Net cash provided by investing activities                                   7,394,000            7,401,000
----------------------------------------------------------------------    -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in interest bearing deposits                                (3,172,000)          (7,389,000)
  Net increase in non-interest bearing deposits                             4,990,000            1,376,000
  Decrease in Federal funds purchased                                      (2,800,000)                   0
----------------------------------------------------------------------    -----------          -----------
Net cash used in financing activities                                        (982,000)          (6,013,000)
----------------------------------------------------------------------    -----------          -----------
Net increase in cash and cash equivalents                                   8,757,000            2,870,000
Cash and  cash equivalents at beginning of period                           9,627,000           12,546,000
----------------------------------------------------------------------    -----------          -----------
Cash and cash equivalents at end of period                                $18,384,000          $15,416,000
======================================================================    ===========          ===========
                                                                                               (continued)

                       FP BANCORP, INC. AND SUBSIDIARY

                                                                              Nine Months Ended September 30,
                                                                              -------------------------------
                                                                                   1995              1994
                                                                                ----------        -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest                                                                       $3,530,000        $ 2,374,000
Supplemental disclosure of noncash investing and financing activities:
 Transfer from loans to other real estate owned                                 $1,976,000        $ 4,117,000
 Transfer from other real estate owned to loans                                 $   62,000        $   850,000
 Transfer from other real estate owned to fixed assets                          $        0        $   460,000
 Transfer of investment securities from held to maturity to available
   for sale                                                                     $        0        $11,792,000
 Common stock issued in merger                                                  $4,255,000        $         0
 Change in net unrealized gain (loss) on investment securities
   available for sale                                                           $  590,000        $  (340,000)
======================================================================          ==========        ===========

See accompanying notes to consolidated financial statements.

                                FP BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include the accounts of FP Bancorp, Inc. (formerly FP Bancorp) (the "Company") and its wholly-owned subsidiary, First Pacific National Bank (FPNB). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements as of September 30, 1995 and for the three- and nine-month periods ended September 30, 1995 and 1994 are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994. The results of operations for the three- and nine-month periods ended September 30, 1995 are not necessarily indicative of the results for the entire year ending December 31, 1995.

2. Primary earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Stock options for all periods presented are considered to be common stock equivalents and are used in the primary earnings per share calculations unless they are antidilutive. The weighted average numbers of shares used for the primary earnings per share calculations for the three-month periods ended September 30, 1995 and 1994 were 2,690,000 and 1,213,000, respectively. The weighted average numbers of shares used for the primary earnings per share calculations for the nine-month periods ended September 30, 1995 and 1994 were 2,404,000 and 1,213,000, respectively.

    Fully diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock, common stock equivalents, and other potentially dilutive securities. Stock options are considered to be common stock equivalents and are used in the fully diluted earnings per share calculations unless they are antidilutive. The subordinated convertible debentures are considered to be other potentially dilutive securities and are used in the fully diluted earnings per share calculations unless they are antidilutive. Outstanding warrants are considered contingent issuances and are included in the fully diluted earnings per share calculation unless they are antidilutive. The weighted average numbers of shares used for the fully diluted earnings per share calculations for the three-month periods ended September 30, 1995 and 1994 were 3,250,000 and 1,213,000 in 1995 and 1994, respectively. The weighted average numbers of shares used for the fully diluted earnings per share calculations for the nine-month periods ended September 30, 1995 and 1994 were 2,981,000 and 1,213,000, respectively.

3. In May 1993, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("Statement 114"), and in October 1994, the FASB issued Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("Statement 118"). Under the provisions of Statement 114, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Statement 114 defines methods of measuring impairment and if the measure of the impaired loan is less than the recorded investment in the loan, it requires a creditor to create a valuation allowance with a corresponding charge to the provision for loan losses. Statement 118 amends Statement 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans. In addition, Statement 118 amends certain disclosure requirements of Statement 114. Statement 114 and 118 apply to financial statements for fiscal years beginning after December 15, 1994, and initial adoption is required to be reflected prospectively. The Company adopted Statements 114 and 118 effective January 1, 1995. The adoption of these statements did not have a material impact on the Company's financial position or results of operations.

4. On April 1, 1995, the Company completed the merger of Overland Bank ("Overland") into FPNB (the "Overland Merger"). Overland was a state-chartered bank with branch offices located in Moreno Valley and Temecula, California. The merger was consummated after obtaining all applicable regulatory approvals and the approval of the shareholders of both the Company and Overland on March 22, 1995.

    Pursuant to the merger agreement, all of the outstanding shares of Overland common stock were converted into newly issued shares of Company common stock. The number of shares of Company common stock issued upon the conversion of each share of Overland common stock was .1006 shares, resulting in the issuance of 826,000 shares of Company common stock. Upon consummation of the merger, Overland ceased to exist and FPNB continued as the surviving entity.

    The calculation of the exchange ratio of .1006 shares of Company common stock for each share of Overland common stock was based on each entity's relative book value at December 31, 1994, adjusted for various items as defined in the merger agreement.

    Cash and due from banks                                 $ 2,867,000
    Federal funds sold                                        2,500,000
    Investment securities                                     4,015,000
    Interest earning deposits                                 1,853,000
    Loans, net                                               29,180,000
    Other real estate owned, net                              1,637,000
    Premises and equipment, net                                 746,000
    Goodwill from merger                                      1,482,000
    Accrued interest and other assets                           687,000
                                                            -----------
                Total assets                                 44,967,000
                                                            -----------
    Deposits                                                 39,098,000
    Accrued expenses and other liabilities                      559,000
                                                            -----------
                Total liabilities                            39,657,000
                                                            -----------
    Aggregate purchase price, including
     costs of aquisition                                    $ 5,310,000
                                                            ===========

The following pro forma data presents the historical results of the combined bank as if the Overland Merger had occurred at the beginning of the three- and nine-month periods ended September 30, 1995 and 1994, with intangibles from the merger being amortized on a straight-line basis over a period of 15 years. This data is presented for informational purposes only and does not purport to be indicative of what would have occurred had the merger been consummated at the beginning of each of the periods, or of results which may occur in the future.


                                                        Three months ended                  Nine months ended
                                                     --------------------------        ----------------------------
(in thousands, except share and per share data)         1995            1994              1995              1994
                                                     ---------        ---------        ---------          ---------
Interest income                                      $   4,421        $   4,335        $  13,653          $  12,345
Interest expense                                         1,298            1,038            3,845              3,092
Provision for loan losses                                  100              -                100                 92
Noninterest income                                         654              477            2,172              1,843
Noninterest expense                                      3,474            3,708           10,211             10,498
                                                     ---------        ---------        ---------          ---------
Net earnings before income taxes                           203               66            1,669                506
Income tax benefit                                         222                8              222                  8
                                                     ---------        ---------        ---------          ---------
Net earnings                                         $     425        $      74        $   1,891          $     514
                                                     =========        =========        =========          =========
Net earnings per share                               $    0.16        $    0.04        $    0.70          $    0.26
                                                     =========        =========        =========          =========
Average shares outstanding                           2,690,000        2,002,000        2,706,000          2,002,000
                                                     =========        =========        =========          =========


5. Because of the nature of its activities, the Company is at all times subject to pending and threatened legal actions which arise out of the normal course of its business. In the opinion of management, based in part upon opinions of legal counsel, the disposition of all litigation will not have a material effect on the Company's financial position or results of operations.

6. Goodwill is amortized on a straight-line basis over an estimated useful life of fifteen years.

7. Certain 1994 amounts have been reclassified to conform to the presentation used in 1995.

                                FP BANCORP, INC.
                  MATERIAL SUBSEQUENT EVENTS AND CONTINGENCIES

1. Effective Tuesday, April 11, 1995, following the approval of the stockholders of the Company on March 22, 1995, the Company was reincorporated as a Delaware corporation under the name FP Bancorp, Inc.

2. On Thursday, April 13, 1995, the Company's common stock was listed for trading on the Nasdaq SmallCap Market under the symbol FPBN. The Company's common stock had previously been traded in the over-the-counter market.

3. On August 21, 1995, the Company announced that it had entered into a letter of intent to acquire RB Bancorp and its only subsidiary, The Bank of Rancho Bernardo, subject to entering into a definitive agreement and obtaining regulatory and shareholder approvals. Shareholders of RB Bancorp will receive $7,000,000 in cash for the exchange of all outstanding RB Bancorp shares. The Bank of Rancho Bernardo is located in the community of Rancho Bernardo in San Diego County, approximately six miles south of the City of Escondido, where the Company is headquartered. As of June 30, 1995, The Bank of Rancho Bernardo's assets totaled $57,300,000, deposits were $52,300,000 and loans were $38,900,000. The merger is expected to be completed in the first half of 1996.

4. On September 14, 1995, the Company announced that effective September 18, 1995, its common stock was listed on the Nasdaq National Market System. The stock had previously been listed on the Nasdaq SmallCap Market. The stock will continue to trade under the symbol FPBN.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The financial position and the results of operations as of September 30, 1995 reflect the Company's acquisition of Overland Bank on April 1, 1995 (see footnote 4 to the financial statements).

The Company's net earnings for the quarter ended September 30, 1995 were $425,000 or $.16 per share, compared to net earnings of $162,000 or $.13 per share for the same quarter in 1994. The Company's return on average assets and return on average stockholders' equity were .20% and 2.68%, respectively, for the three-month period ended September 30, 1995, compared with .10% and 2.34%, respectively, for the same period in 1994. The increase in earnings of $263,000 for the three-month period ended September 30, 1995 as compared with the same period in 1994 was due to an increase in net interest income of $570,000 or 22.33% and an increase in noninterest income of $316,000 or 93.49%, offset by a provision for loan losses of $100,000 in the quarter ended September 30, 1995 as compared to $0 in 1994 and an increase in noninterest expenses of $745,000 or 27.30% as compared to the same quarter in 1994. A net income tax benefit of $222,000 was also recorded during the quarter ended September 30, 1995.

The Company's net earnings for the nine months ended September 30, 1995 were $1,455,000 or $.61 per share compared to net earnings of $285,000 or $.23 per share for the same period in 1994. The Company's return on average assets and return on average stockholders' equity were .74% and 10.54%, respectively, for the nine-month period ended September 30, 1995 compared with .18% and 4.12%, respectively, for the same period in 1994. The increase in earnings of $1,170,000 or 410.53% for the nine-month period ended September 30, 1995 as compared to the same period in 1994 was due to an increase in net interest income of $1,751,000 or 24.54% and an increase in other operating income of $647,000 or 46.31%, offset by a provision for loan losses of $100,000 in 1995 as compared to $0 in 1994, and an increase in noninterest expenses of $1,350,000 or 16.37% as compared to the same period in 1994. A net tax benefit of $222,000 was also recorded during the nine months ended September 30, 1995 as compared to $0 in 1994.

The increases in net interest income during the three- and nine-month periods ended September 30, 1995 as compared to 1994 were a result of the Overland Merger, the effect of increases in interest rates on the Company's asset sensitive balance sheet and active liability management. The increase in noninterest income was also a direct result of the Overland Merger. Total noninterest expenses for the three- and nine-month periods ended September 30, 1995 increased by only 27.30% and 16.37%, respectively, including additional expenses from the Overland Merger, due to increased efficiencies.

Total assets increased $45,258,000 or 27.48% from $164,718,000 as of December 31, 1994 to $209,976,000 as of September 30, 1995. The increase was primarily due to the Overland Merger, which increased the Company's assets by $44,967,000 on the merger date. Net loans increased from $118,183,000 as of December 31, 1994 to $137,762,000 as of September 30, 1995, an increase of $19,579,000 or
16.57%. The Overland Merger accounted for $29,180,000 of the increase, offset by a net decrease of $9,600,000 in loans due to a number of large individual loan paydowns since year end and $1,976,000 of loans transferred into other real estate owned. Deposits increased from $146,443,000 as of December 31, 1994 to $187,359,000 as of September 30, 1995, an increase of $40,916,000 or 27.94%.
The Overland Merger resulted in $39,098,000 of the increase with the balance of the increase primarily in noninterest bearing deposits.

NET INTEREST INCOME

Net interest income before provision for loan losses increased $570,000 or 22.33% for the quarter ended September 30, 1995 as compared with the same period in 1994. Net interest income is affected by changes in average rates, average volumes of interest earning assets, and average volumes of interest bearing liabilities. During the three-month period ended September 30, 1995, $29,180,000 of loans and

$29,799,000 of interest bearing deposits acquired in the Overland Merger contributed to the increase in net interest income during the period.

The rate earned on interest earning assets for the quarter ended September 30, 1995 increased to 9.53% from 9.44% for the same period in 1994 due to the net increase in interest rates during 1994 and 1995. Average loans outstanding during the quarter ended September 30, 1995 were $141,222,000 which earned interest at an average rate of 10.62% as compared to average loans outstanding of $111,194,000 which earned a rate of 10.44% during the same period in 1994. Average Federal funds sold were $10,254,000 which earned an average rate of 5.65% for the three months ended September 30, 1995 as compared to $5,779,000 which earned 4.19% during the same quarter in 1994. The investment securities portfolios had an aggregate average balance of $32,244,000 and earned 6.00% for the three months ended September 30, 1995 as compared to $23,416,000 which earned 5.13% during the same period in 1994.

The rate paid on interest bearing liabilities was 3.37% for the quarter ended September 30, 1995 as compared to 2.49% for the same period in 1994 due to the net increase in interest rates and a change in deposit mix. Average outstanding interest bearing deposits of $148,232,000 for the three months ended September 30, 1995 were paid an average rate of 3.15% as compared to average outstanding interest bearing deposits of $120,829,000 which were paid an average rate of 2.19% during the same period in 1994.

The rate earned on interest earning assets for the nine-month period ended September 30, 1995 increased to 9.79% from 8.99% for the same period in 1994 due to the net increase in interest rates during 1994 and 1995. Average loans outstanding during the quarter ended September 30, 1995 were $134,714,000 which earned interest at an average rate of 10.87% as compared to average loans outstanding of $112,448,000 which earned a rate of 10.00% during the same period in 1994. Average Federal funds sold were $7,293,000 which earned an average rate of 5.72% for the nine months ended September 30, 1995 as compared to $3,314,000 which earned 3.99% during the same period in 1994. The investment securities portfolios had an aggregate average balance of $28,279,000 and earned 5.75% for the nine months ended September 30, 1995 as compared to $23,345,000 which earned 4.99% during the same period in 1994.

The rate paid on interest bearing liabilities was 3.32% for the nine-month period ended September 30, 1995, as compared to 2.39% for the same period in 1994 due to the net increase in interest rates and a change in deposit mix. Average outstanding interest bearing deposits of $140,924,000 for the nine months ended September 30, 1995 were paid an average rate of 3.08% as compared to average outstanding interest bearing deposits of $123,442,000 which were paid an average rate of 2.09% during the same period in 1994.

The following table presents for the periods indicated a summary of changes in interest income and interest expense for the major categories of average interest earning assets and average interest bearing liabilities and the amounts of change attributable to variations in volume and in interest rates.

                                           Three Months Ended September 30,           Nine Months Ended September 30,
                                                 1995 compared to 1994                     1995 compared to 1994
                                          ---------------------------------        -----------------------------------
                                                    (in thousands)                             (in thousands)

                                                 Increase (Decrease)                        Increase (Decrease)
                                          ---------------------------------        -----------------------------------
                                           Volume       Rate         Net             Volume        Rate         Net
                                          --------   ---------    ---------        ---------    ---------     --------
Interest earned on interest earning
 assets:
   Loans(1)                               $    790   $      13    $     803        $   1,665    $     879     $  2,544
   Taxable investment securities               114          71          185              184          161          345
   Nontaxable investment securities              0           0            0              (41)           0          (41)
   Interest earning deposits                     0           7            7               10            5           15
   Federal funds sold                           47          38           85              119           94          213
                                         ---------   ---------    ---------        ---------    ---------     --------
       Total interest on interest
        earning assets                    $    951   $     129    $   1,080        $   1,937    $   1,139     $  3,076
                                         =========   =========    =========        =========    =========     ========
Interest paid on interest bearing
  liabilities:
   Interest bearing deposits:
    Savings and time                      $    136   $     254    $     390        $     312    $     795     $  1,107
    Interest bearing demand                     40          79          119               34          181          215
                                         ---------   ---------    ---------        ---------    ---------     --------
Total interest bearing deposits                176         333          509              346          976        1,322
Debentures and Federal funds purchased           0           1            1                6           (3)           3
                                         ---------   ---------    ---------        ---------    ---------     --------
      Total interest on interest
       bearing liabilities               $     176   $     334    $     510        $     352    $     973     $  1,325
                                         =========   =========    =========        =========    =========     ========

(1) Nonaccrual loans are included in the loan totals used in the calculation of this table.


Interest income on loans includes the accretion of loan fees resulting from the Company's lending activities. Net fees included in interest income for the three months ended September 30, 1995 and 1994 were $48,000 and $56,000, respectively. Net fees included in interest income for the nine months ended September 30, 1995 and 1994 were $177,000 and $200,000, respectively.

OTHER OPERATING EXPENSES

Total other operating expenses for the three months ended September 30, 1995 were $3,474,000, an increase of $745,000 or 27.30% as compared to the same quarter in 1994. An increase of $177,000 or 14.63% was reported in salaries and employee benefits during the quarter ended September 30, 1995. Premises and equipment expenses increased $22,000 or 4.13%, professional services expense increased $104,000 or 26.26%, other real estate owned expenses increased $116,000 or 154.67%, and the balance of the other operating expenses increased $326,000 or 63.30% for the three-month period ended September 30, 1995 as compared to 1994. These increases were a direct result of the Overland Merger. In addition, an FDIC assessment refund of $130,000 was recorded during the three-month period ended September 30, 1995, which was offset by a nonrecurring loss on the sale of investment securities available for sale of $66,000 recorded during the same period.

Total other operating expenses for the nine months ended September 30, 1995 were $9,597,000, an increase of $1,350,000 or 16.37% compared to the same period in 1994. An increase of $358,000 or 9.68% was reported in salaries and employee benefits during the nine months ended September 30, 1995. Premises and equipment expenses increased by $65,000 or 4.50%, professional services expense increased $167,000 or 15.10%, other real estate owned expenses increased $216,000 or 52.56%, and the balance of the other operating expenses increased $544,000 or 34.32% for the nine-month period ended September 30, 1995 as compared to 1994. The increases were a direct result of the Overland Merger offset by efficiencies and cost reductions realized during 1995. In addition, a nonrecurring loss on sale of investment securities of $112,000 was recorded during the nine-month period ended September 30, 1995.

OTHER OPERATING INCOME

Other operating income was $654,000 for the quarter ended September 30, 1995 compared with $338,000 for the same period in 1994, an increase of $316,000 or 93.49%. Service charges increased by $98,000 or 49.25% while other noninterest income increased $218,000 or 156.84%.

Other operating income was $2,044,000 for the nine-month period ended September 30, 1995 compared with $1,397,000 for the same period in 1994, an increase of $647,000 or 46.31%. Service charges increased by $212,000 or 36.12% while other noninterest income increased $435,000 or 53.70%.

The increases in service charges during the three- and nine-month periods ended September 30, 1995 as compared to the same periods in 1994 were a result of the Overland Merger and an increase in merchant VISA activity. The increases in other noninterest income were due primarily to gains on the sale of other real estate owned of $46,000 and $324,000, respectively, for the three- and nine-month periods ended September 30, 1995 as well as additional increases in other fee income due to the deposits acquired in the Overland Merger.

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

A provision for loan losses of $100,000 was recognized for the three- and nine-month periods ended September 30, 1995. No provision for loan losses was booked in 1994. Based on a review of the loan portfolio and considering historical experience with regard to potential loan losses, the provisions were necessary so that the allowances for loan losses as of September 30, 1995 and 1994 were adequate to absorb potential losses.

At September 30, 1995, the allowance for loan losses totaled $2,055,000, or 1.47% of total loans outstanding compared with $2,666,000 or 2.21% of total loans outstanding as of December 31, 1994. Due to the positive trend in asset quality and based on management's evaluation of the loan portfolio considering the factors mentioned above, management believes that the allowance for loan losses was adequate as of September 30, 1995.

INCOME TAXES

A net income tax benefit of $222,000 was recorded during the three- and nine-month periods ended September 30, 1995. The amount of the benefit was determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", considering management's best estimate of the effective tax rate expected to be applicable for the full fiscal year. Management believes that it is more likely than not that the net deferred tax asset recorded will be realized through future earnings and/or tax planning strategies. No income taxes were recorded during 1994.

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Effective asset liability management is achieved by maintaining adequate liquidity and minimizing the impact of future interest rate changes on net interest income. The responsibility for monitoring the Company's liquidity and interest rate sensitivity lies with the Asset/Liability and Executive Committees of FPNB. The Executive Committee meets weekly and the Asset/Liability Committee meets quarterly to monitor liquidity, investment strategies, rate sensitivity strategy, and loan demand as well as the adequacy of funding sources.

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. Liquidity is provided by cash and due from banks, Federal funds sold, investments available for sale, interest earning deposits in other financial institutions, and loan repayments. The Company's total liquid assets as a percentage of deposits totaled 18.64% and 12.17% as of September 30, 1995 and December 31, 1994, respectively. The increase in liquidity is due to a relative increase in deposit balances since the end of 1994.

The Company actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements, to achieve consistent growth in net interest income, and to profit from favorable market opportunities. The Company manages the rate sensitivity position by adjusting the average maturity of and establishing rates on earning assets and interest bearing liabilities in line with its expectation for future interest rates. However, even with perfectly matched repricing of assets and liabilities, interest rate risk cannot be avoided entirely. Interest rate risk remains in the form of prepayment risk of assets or liabilities, risks related to differences in the timing and indexes for interest rate adjustments for assets and liabilities with adjustable interest rates, and basis risk. In the Company's experience, in a rising rate environment rates on short-term liabilities rise more slowly than rates on its adjustable rate assets, while in a decreasing rate environment, the Company would expect rates on its short-term liabilities to decrease more consistently with the rates on its adjustable rate assets.

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

The Federal Reserve Board (the "FRB") in December 1988, the Office of the Comptroller of the Currency (the "OCC") in January 1989, and the Federal Deposit Insurance Corporation in March 1989 adopted risk-based capital adequacy guidelines for bank holding companies and banks. The risk-based capital adequacy guidelines establish a risk-based capital ratio based on the overall risk of the entity determined by assigning various weighted risks to each balance sheet asset and certain off-balance sheet commitments, adding up all of the weighted risk amounts, and dividing Tier 1 capital (capital, surplus, and retained earnings) into the risk-weighted assets. As of September 30, 1995, the Company's Tier I risk-based capital to risk-weighted assets totaled 9.30% compared to 7.82% at December 31, 1994.

Additionally, the FRB and the OCC adopted leverage requirements effective January 1, 1992 which apply in addition to the risk-based capital requirements. Under these requirements, bank holding companies and national banking associations are required to maintain core capital of at least 3% of total assets. On September 30, 1995 and December 31, 1994, the Company's core capital to total assets stood at 7.04% and 6.33%, respectively.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

A Special Meeting of Stockholders of the Company was held on March 22, 1995 at 10:00 A.M. at the Lake San Marcos Country Club, 1750 San Pablo Drive, Lake San Marcos, California. There were 1,175,316 shares represented at the meeting by proxy or in person, constituting a quorum of all stockholders of FP Bancorp.

The following proposals were approved at the Company's Special Meeting of
Stockholders:

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

The following proposals were approved at the Company's Annual Meeting of
Stockholders:

                                                                   Votes             Votes         Broker
                                                   Votes For     Against          Withheld      Non-votes
                                                   ---------     -------          --------      ---------
1.       Election of 12 persons to serve as
         Directors of the Company until their
         successors are duly elected and           2,116,796           0           16,422               0
         qualified.

2.       Ratification of the appointment of
         KPMG Peat Marwick LLP as the
         independent auditor for 1995.             2,110,632      13,770            8,816               0


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         2(i) Agreement and Plan of Reorganization dated October 12, 1994 among FP Bancorp, First Pacific National Bank, and Overland Bank (incorporated by reference to Exhibit A to the Registration Statement on Form S-4, File No. 33-87388.)

         2(ii) Agreement to Merge made between First Pacific National Bank and Overland Bank under the Charter of First Pacific National Bank under the title of First Pacific National Bank (incorporated by reference to Exhibit (1) to the Current Report on Form 8-K, File No. 0-17650 dated April 1, 1995.)

         2(iii) Certificate of Ownership and Merger of FP Bancorp (incorporated by reference to Exhibit

                (2) to the Current Report on Form 8-K, File No. 0-17650 dated April 1, 1995.)

         3(i) Certificate of Incorporation of FP Bancorp, Inc. (incorporated by reference to Exhibit (3) to the Current Report on Form 8-K, File No. 0-17650 dated April 1, 1995.)

         3(ii) Certificate of Amendment of Certificate of Incorporation of FP Bancorp, Inc. (incorporated by reference to Exhibit (4) to the Current Report on Form 8-K, File No. 0-17650 dated April 1, 1995.)

         3(iii) Amended and Restated By-laws of FP Bancorp, Inc., adopted June
                20, 1995

        27      Financial Data Schedule


(b)      Reports on Form 8-K

         Form 8-K, File No. 0-17650 dated August 21, 1995 was filed to report the planned mergers of Rancho Santa Fe National Bank and RB Bancorp, parent company of The Bank of Rancho Bernardo, into First Pacific National Bank.

         Form 8-K, File No. 0-17650 dated September 13, 1995 was filed to report that FP Bancorp and Rancho Santa Fe National Bank had terminated negotiations for the merger of Rancho Santa Fe National Bank into First Pacific National Bank. The Company also reported that effective September 18, 1995, its common stock was listed on the Nasdaq National Market System. The stock had previously been traded on the Nasdaq SmallCap Market.


SIGNATURES

In the opinion of management, the financial statements presented reflect all adjustments which are necessary to a fair statement of the results for the periods presented.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FP Bancorp, Inc.


By:  /s/ Michael J. Perdue
     -------------------------------
     Michael J. Perdue
     Executive Vice President and
     Chief Operating Officer
     (duly authorized officer and
     principal financial officer)

Dated:   November 10, 1995

                                EXHIBIT INDEX



        Exhibit
        Number          Description
        -------         -----------
        3(iii)          Amended and Restated By-laws of FP Bancorp, Inc.,
                        adopted June 20, 1995

       27               Financial Data Schedule
