Form 10KSB
period 1995-12-31
FP BANCORP INC
filed 1996-03-28
CIK 731804

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)

    [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1995
                                       OR

    [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   Commission file number             0-17650
                                          ----------------------------

                                FP BANCORP, INC.
                 (Name of small business issuer in its charter)

                             Delaware                                                    33-0018976
  --------------------------------------------------------------            ------------------------------------
  (State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

                     613 West Valley Parkway
                      Escondido, California                                              92025-4929
             ----------------------------------------                                    ----------
             (Address of principal executive offices)                                    (Zip Code)

       Issuer's telephone number, including area code (619) 741-3312
                                                      -------------------

        Securities registered under Section 12(b) of the Exchange Act:

                     Title of each class                             Name of each exchange on which registered
                            None                                                       None
                     -------------------                             -----------------------------------------

     Securities registered pursuant to section 12(g) of the Exchange Act:
                        Common Stock, par value $.001

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X      No
           -----       -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                ----
        Issuer's revenues for its most recent fiscal year:  $19,381,000
                                                            -----------

     The aggregate market value of the voting stock held by nonaffiliates as of February 29, 1996: $13,325,000
                    -----------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III -Portions of the Proxy Statement for Annual Meeting of Stockholders to be held on May 21, 1996.

The number of shares outstanding of Common Stock as of March 22, 1996: 2,651,811
                                                                       ---------

Transitional Small Business Disclosure Format (check one):  Yes   No   X
                                                                 -----    -----

                                FP BANCORP, INC.
                         1995 FORM 10-KSB ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
                                                                PART I
Item 1.  Description of Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  I-1
             General Development of Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  I-1
                 Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  I-1
                 Subordinated Debenture Offering  . . . . . . . . . . . . . . . . . . . . . . . . . . .  I-1
                 Subsidiary Bank Merger and Branch Closings . . . . . . . . . . . . . . . . . . . . . .  I-2
                 Special Assets Department  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  I-2
                 Private Offerings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  I-2
                 Overland Merger  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  I-2
             Competition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  I-3
             Supervision and Regulation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  I-4
                 General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  I-4
                 Governmental Policies and Legislation  . . . . . . . . . . . . . . . . . . . . . . . .  I-5
                 Interstate Banking . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  I-5
                 Capital Requirements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  I-5
                 Dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  I-6
                 Federal Deposit Insurance Corporation Improvement Act of 1991  . . . . . . . . . . . .  I-6
                     Capital Categories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  I-6
                     New Operational Standards  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  I-8
                     New Financial Standards  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  I-8
                     Assessments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  I-8
                     Revision of Risk-Based Capital Standards   . . . . . . . . . . . . . . . . . . . .  I-8
                 Memorandum of Understanding  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  I-9
             Accounting Standards . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  I-9
             Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . I-10
Item 2.  Description of Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . I-10
Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . I-11
Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . I-11

                                                               PART II
Item 5.  Market for Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . II-1
             Dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . II-1
Item 6.  Management's Discussion and Analysis . . . . . . . . . . . . . . . . . . . . . . . . . . . . . II-2
             Overview . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . II-2
             Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . II-3
                 Net Interest Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . II-3
                 Provision for Loan Losses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . II-5
                 Other Operating Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . II-6
                 Other Operating Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . II-6
                 Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . II-6
             Liquidity and Asset/Liability Management . . . . . . . . . . . . . . . . . . . . . . . . . II-7
                 Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . II-7
                 Liquidity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . II-7
             Interest Rates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . II-8
             Investment Portfolios  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  II-10

                                FP BANCORP, INC.
                         1995 FORM 10-KSB ANNUAL REPORT
                               TABLE OF CONTENTS
                                  (CONTINUED)

                                                                                                        Page
                                                                                                        ----
             Loan Portfolio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  II-12
                 Commercial Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  II-13
                 Real Estate Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  II-13
                 Construction Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  II-13
                 Installment Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  II-14
                 Loan Maturity and Interest Rate Sensitivity  . . . . . . . . . . . . . . . . . . . .  II-14
                 Nonperforming Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  II-14
                 Allowance for Loan and Lease Losses  . . . . . . . . . . . . . . . . . . . . . . . .  II-15
                 Credit Risk Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  II-18
             Premises and Equipment, Accrued Interest and Other Assets and Goodwill . . . . . . . . .  II-18
             Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  II-19
             Financial Ratios . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  II-20
             Capital Resources  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  II-21
Item 7.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  II-22
Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure . . . .  II-22

                                                               PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act  . . . . . . . . . . . . . . . . . . . . .  III-1
Item 10. Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  III-1
Item 11. Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . .  III-1
Item 12. Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . .  III-1
Item 13. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  III-1

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

  FP Bancorp, Inc. (the "Company"), a Delaware corporation, was organized in 1995 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company is the successor to FP Bancorp, a California corporation, organized in 1984. The Company is headquartered in Escondido, California, a city on the northeast edge of San Diego County, approximately 35 miles north of downtown San Diego. The Company conducts all of its business activities through branches of its wholly-owned subsidiary bank, First Pacific National Bank ("FPNB"), headquartered in Escondido, with one branch office in Escondido, two branches in the neighboring City of San Marcos and one each in the Cities of Temecula and Moreno Valley in southern Riverside County. FPNB was formed in 1993 as a result of the merger of three subsidiary banks of the Company, Escondido National Bank, San Marcos National Bank and Temecula Valley National Bank (the "Subsidiary Merger") in 1993. Unless otherwise indicated, all references to the business and assets of the Company include the business and assets of FPNB. The Company's administrative offices are located at 613 West Valley Parkway, Escondido, California 92025-4929, telephone (619) 741-3312.

  As of December 31, 1995, the Company had total assets of $208,797,000, total deposits of $185,664,000 and total stockholders' equity of $16,833,000.

  FPNB focuses on providing commercial banking services in northern San Diego County and southern Riverside County. Since the formation of the predecessors of FPNB, Escondido National Bank, San Marcos National Bank and Temecula Valley National Bank (collectively, the "Subsidiary Banks"), in 1982, 1984 and 1990, respectively, FPNB has worked to build a reputation for service to businesses and professionals and, through efforts of its Board of Directors and management, has sought to maintain an identity as a community-oriented commercial bank.

  Net earnings for the year ended December 31, 1995 were $1,911,000 as compared to net earnings of $332,000 for the year ended December 31, 1994 and a net loss of $(5,068,000) for the year ended December 31, 1993. The loss incurred in 1993 was a result of the Southern California economic recession that began in 1989, declining real estate activity and real estate values in the Company's market area and management and operational difficulties that were exposed as a result of those factors.

  Due to regulatory concerns about the effectiveness of management and the boards of directors of FPNB and the Subsidiary Banks during 1993 and 1994, each of them operated under a formal agreement with the Office of the Comptroller of the Currency (the "Comptroller"). Upon completion of the Subsidiary Merger, the formal agreement of Escondido National Bank continued in effect for FPNB (the "Formal Agreement"). The Formal Agreement (i) imposed capital requirements higher than those that would otherwise be required under applicable regulations, (ii) required the adoption of new loan origination, underwriting and review procedures and (iii) mandated the adoption of additional procedures to improve the board of directors oversight of operations.

  The Company responded to the foregoing events by taking the actions listed below, among others. The Company's overriding objectives in so doing were to reduce nonperforming assets, minimize the need for additional provisions for loan losses, achieve capital levels required by regulators, streamline operations while maintaining the level of service expected by customers and increase the Company's profitability levels.

     1. Management. The Company replaced its former senior management with new senior management.

     2. Subordinated Debenture Offering. During 1993, the Company completed the offering (the "Debenture Offering") of $4,575,000 of its 9% Convertible Subordinated Debentures due December 31, 1997 (the "Debentures"), $3,400,000 of the proceeds of which increased the capitalization of FPNB in mid-1993. On December 31, 1997, the holders of the Debentures will receive cash in the principal amount, or if the conversion rights are exercised, 100 shares of the Company's $.001 par value common stock ("Common Stock") (subject to anti- dilutive adjustments) for each $1,000 principal of Debentures, subject to the limitation that the fair market value of the number of shares of Common Stock received by the holder of a Debenture shall not exceed twice the principal amount of the Debenture. The Company invested $3,400,000 of the proceeds in FPNB, used approximately $618,000 to provide a reserve for payment of interest on the Debentures through January 1, 1995, and paid expenses of the Debenture Offering and other items, leaving the remaining proceeds available for general corporate purposes including payment of interest on the Debentures.

     3. Subsidiary Bank Merger and Branch Closings. Effective July 30, 1993, the Subsidiary Merger was completed. FPNB also closed its Murrieta branch office, its East Valley Parkway branch office and its escrow department.

     4. Special Assets Department. FPNB created a special assets department to work out and collect problem loans and manage and dispose of other real estate owned ("OREO"). FPNB revised its loan, investment and funds management policies, adopted new loan administration policies to document and maintain information concerning loans and revised its written real estate appraisal program. The Audit Committee of the Company retained an independent outside professional credit review company which monitors and reviews, at least semi-annually, certain loans exceeding amounts set by the audit committee and the Board of Directors and any special or unique loans of any amount after origination.

     5. Private Offerings. In order to obtain additional capital so as to permit internal growth or growth through acquisition, the Company raised net proceeds of $3,034,000 in two private offerings of Common Stock completed November 22, 1994 (the "Private Offerings"). The Company believes that its improved operations and efficiencies and the success of the Private Offerings have positioned it well for future controlled growth both through internal operations and potentially through acquisitions. The Company believes that there are opportunities in its market area for a community commercial bank to increase its market share.

     6. Overland Merger. Pursuant to an Agreement and Plan of Reorganization dated October 12, 1994, as amended, among the Company, FPNB and Overland Bank ("Overland"), the Company agreed to exchange shares of Common Stock for all of the outstanding shares of Overland common stock and to merge Overland into FPNB (the "Overland Merger"). The Overland Merger was effective April 1, 1995. The number of shares of Common Stock received by the Overland shareholders under the Merger Agreement was based on the relative shareholders' equities of the Company and Overland, adjusted to eliminate intangible assets and disparities in certain accounting and operating matters. On April 1, 1995, the Overland Merger increased the Company's assets to approximately $210,000,000 and has contributed to the profitability in the Company's net earnings in 1995.

  As a result of the foregoing actions, the Company reported net earnings of $332,000 for the year ended December 31, 1994. The Company's earnings, the Debenture Offering, the Private Offerings and a change in the Company's mix of assets brought FPNB into compliance with all of the capital requirements of the Formal Agreement and as of December 20, 1994, the Formal Agreement was terminated. Nonperforming assets continued to decline, operational efficiencies continued to be realized during 1995, and with the additional earnings recorded as a result of the Overland Merger and a tax benefit recorded by the Company, net earnings of $1,911,000 were reported for the year ended December 31, 1995.

  Following the Overland Merger in 1995, the Company was reincorporated as a Delaware corporation (the "Delaware Reincorporation"). The Delaware Reincorporation was accomplished by merging FP Bancorp, a California corporation, with and into a wholly-owned Delaware subsidiary, which was then liquidated into FP Bancorp. The principal reasons for the Delaware Reincorporation were to enable the Company to pay dividends under certain circumstances which would not be permitted under California law (although the Company presently has no plans to pay such dividends) and to permit a staggered Board of Directors serving two year terms with half of the Directors to be elected each year. The daily business operations of the Company have been unaffected by the Delaware Reincorporation.

  On January 12, 1996, the Company announced that it had signed a definitive agreement that would lead to the merger of RB Bancorp and its wholly-owned subsidiary, the Bank of Rancho Bernardo, into FPNB (the "RB Bancorp Merger") upon regulatory and RB Bancorp shareholder approval. RB Bancorp shareholder approval was obtained on February 20, 1996. The terms of the definitive agreement call for shareholders of RB Bancorp to receive $7,350,000 in cash for the exchange of all outstanding RB Bancorp shares. The RB Bancorp Merger is expected to be completed during the second quarter of 1996.

COMPETITION

  In general, the banking business in California is highly competitive with respect to both loans and deposits and is dominated by major banks with many offices operating over a wide geographic area. In the Company's primary service area, major banks dominate the commercial banking industry as a result of acquisitions of other independent banks in the area in recent years. The Company competes for deposits and loans with other commercial banks and with nonbank financial institutions, including savings and loan associations and credit unions.

  Institutions such as brokerage firms, credit card companies and even retail establishments offer alternative investment vehicles such as money market funds and traditional banking services such as check-writing and cash advances on credit card accounts. Other entities (both public and private) seeking to raise capital through the issuance and sale of debt or equity securities also represent a source of competition for the Company with respect to acquisition of deposits.

  Among the advantages certain of these institutions have over the Company are their ability to finance wide-ranging and effective advertising campaigns, to access international money markets and to allocate their investment resources to regions of highest yield and demand. Major banks operating in the Company's service area offer services, such as international banking and trust services, which are not offered directly by FPNB. Also, by virtue of their greater total capitalization, such banks have substantially higher lending limits than FPNB.

  A recent trend in the financial services industry is the rapid expansion of nontraditional branch locations, particularly in retail grocery stores. Large, regional banks are opening hundreds of small operations within major California grocery chains. Currently, it is difficult to determine whether this trend represents a threat to independent banks.

  Another recent trend in the financial services industry is the move toward "home banking." Several banks are conducting trials on the Internet; however, still only a very small segment of the Company's customer base is actively using home PC's to conduct banking or bill paying. In the business community, the related move toward "cash management systems" is also a trend that the Company has begun to monitor.

  The Company does not have a dependency upon a single customer or industry, the loss of which would have a material adverse effect. However, some of the Company's commercial, real estate and construction borrowers are to some extent dependent on the real estate and construction industries and have been adversely affected by the recent recession and the deterioration of local real estate markets. The Company believes that the unique services it offers, such as courier service, and the high quality of its customer service and attention distinguish it from other financial institutions in its market area. In addition, prompt response to lending requests is a positive contributing factor to the Company's competitive position in its area. The accessibility of senior management to customers and local decision-making also distinguish the Company from other financial institutions.

  In order to compete with the other financial institutions in its primary service area, the Company relies principally upon local promotional activities, personal contact by its officers, directors, employees and stockholders, extended hours and specialized services. For customers whose loan demands exceed FPNB's lending limit, the Company has attempted and will continue in the future to attempt to arrange for such loans on a participation basis with other community banks. The Company also assists customers in obtaining services not offered directly by FPNB from its correspondent banks or through third-party providers.

SUPERVISION AND REGULATION

         General. The Company is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), which include, but are not limited to, the filing of annual, quarterly and other reports with the Securities and Exchange Commission (the "SEC").

  The Company is a bank holding company within the meaning of the Bank Holding Company Act, and is registered as such with and is subject to the supervision of the Federal Reserve Bank of San Francisco (the "FRB"). Generally, a bank holding company is required to obtain the approval of the FRB before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the bank holding company would own or control more than 5% of the voting shares of such bank. The FRB's approval is also required for the merger or consolidation of bank holding companies.

  The Company is required to file reports with the FRB and provide such additional information as the FRB may require. The FRB also has the authority to examine the Company and FPNB, as well as any arrangements between the Company and FPNB, with the cost of any such examination to be borne by the Company.

  Banking subsidiaries of bank holding companies are also subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates. Subject to certain restrictions set forth in the Federal Reserve Act, a bank can loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate or issue a guarantee, acceptance or letter of credit on behalf of an affiliate; provided that the aggregate amount of the above transactions of a bank and its subsidiaries does not exceed 10% of the capital stock and surplus of the bank on a per affiliate basis or 20% of the capital stock and surplus of the bank on an aggregate affiliate basis. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices and, in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. Such restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. Further, the Company and its subsidiary are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services.

  A bank holding company is prohibited from engaging in or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in nonbanking activities. One of the principal exceptions to this prohibition is for activities found by the FRB by order or regulation to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making these determinations, the FRB considers whether the performance of such activities by a bank holding company would offer advantages to the public which outweigh possible adverse effects.

   As a national bank, FPNB is subject to regulation, supervision and regular examination by the Comptroller. Each depositor's account with FPNB is insured by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum amount permitted by law, which is currently $100,000 for each insured deposit. FPNB is also subject to certain regulations promulgated by the FRB and applicable provisions of California law, insofar as they do not conflict with or are not preempted by federal banking law. The Comptroller regulates the number of locations of the branch offices of a national bank, but may only permit a national bank to maintain branches in locations and under the same conditions that state banks are permitted to maintain by state law. California law presently permits a bank to locate a branch office in any locality in the state. Additionally, California law exempts banks, including national banks, from California usury law.

   The regulations of the FDIC, the Comptroller and the FRB govern most aspects of the Company's business, including deposit reserve requirements, investments, loans, certain check clearing activities, issuance of securities, payment of dividends, branching, deposit interest rate ceilings and numerous other matters. As a consequence of the extensive regulation of commercial banking activities in the United States, the Company's business is particularly susceptible to changes in state and federal legislation and regulations, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

         Governmental Policies and Legislation. Banking is a business that depends primarily on rate differentials. In general, the difference between the interest rates paid by the Company on its deposits and its other borrowings, and the interest rates received by the Company on loans extended to its customers and securities held in its portfolio, comprise the major portion of the Company's net revenues. These rates are highly sensitive to many factors that are beyond the Company's control. Accordingly, the Company's growth and earnings are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

  The commercial banking business is affected not only by general economic conditions, but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the FRB. The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in U.S. Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

   From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of bank holding companies, banks and other financial institutions are frequently made in Congress, in the California Legislature and before various bank holding company and bank regulatory agencies. The likelihood of any major changes and the impact such changes might have are impossible to predict. Certain of the potentially significant changes which have been enacted recently by Congress or various regulatory or professional agencies are discussed below.

         Interstate Banking. On September 29, 1994, President Clinton signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). The Interstate Banking Act has various provisions designed to facilitate the acquisition of banks and branching across state borders. Beginning on September 29, 1995, the FRB is authorized to approve a bank holding company's application to acquire either control or substantial assets of a bank located outside the bank holding company's home state, regardless of whether the acquisition would be prohibited by state law. The Interstate Banking Act would also permit a bank in one state to merge with another bank outside its "home state," beginning on June 1, 1997. However, a state may enact a law after September 29, 1994, but before June 1, 1997, expressly prohibiting merger transactions with out-of-state banks, provided it applies equally to all out-of-state banks. Mergers between banks in different states prior to June 1, 1997 may be permitted if the home state of each bank involved in the transaction has a law in effect which applies equally to all out-of- state banks expressly permitting interstate mergers. Acquisitions of branches and opening of new branches outside the home state of a bank will continue to be subject to state law restrictions.

         On October 2, 1995, the California legislature adopted the Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 (the "California Act"). The California Act expressly permits an out-of-state bank to acquire an entire California bank by merger or purchase. De novo branching or acquisition of branches in California by an out-of-state bank continue to be prohibited. Out-of-state banks are permitted to affiliate with California institutions and may establish facilities in California (such as loan production offices) under conditions set forth in the California Act.

         Neither the Interstate Banking Act nor the California Act has had a material effect upon the Company.

         Capital Requirements. The FRB, the Comptroller and the FDIC have adopted risk-based capital adequacy guidelines for bank holding companies and banks. The risk-based capital adequacy guidelines establish a risk-based capital ratio based on the overall risk of the entity determined by (i) assigning weighted risks to each balance sheet asset and certain off-balance sheet commitments and (ii) adding up all of the weighted risks of all assets and includable off-balance sheet commitments to obtain the total risk. The guidelines generally require banks to maintain a total qualifying capital to weighted risk assets level of 8% (the "Risk-based Capital Ratio"). Of the total 8%, at least 4% of the total qualifying capital to weighted risk assets (the "Tier 1 Risk-based Capital Ratio") must be Tier 1 or core capital consisting primarily of equity stock. Tier 2 capital, which is to make up the remainder of total capital, consists of (i) loan loss allowance, up to 1.25% of weighted risk assets (ii) mandatory convertible debentures and
(iii) other forms of capital. Qualified preferred capital stock may be considered core capital up to 25% of all core capital elements.

  The FRB, the Comptroller and the FDIC have adopted leverage requirements that apply in addition to the risk-based capital requirements. Under these requirements, bank holding companies and banks are required to maintain core capital of at least 3% of their assets (the "Leverage Ratio"). However, an institution may be required to maintain core capital of at least 4% or 5%, or possibly higher, depending upon the activities, risks, rate of growth, and other factors deemed material by regulatory authorities. As of December 31, 1995, the Company and FPNB both met all applicable capital requirements imposed by regulation. See "Item 6. Management's Discussion and Analysis -- Capital Resources."

   The FRB has adopted a policy of requiring each holding company to serve as a source of financial strength to each of its subsidiary banks. If FPNB were to experience either significant loan losses or rapid growth in loans or deposits, or some other event resulting in a depletion or deterioration of capital accounts were to occur, the Company might be compelled by the FRB to invest additional capital in an amount sufficient to return FPNB's capital account to a satisfactory level. Such action could preclude the Company from making interest payments on the Debentures or making other expenditures. Such additional investment may be required at times when, absent the policy of the FRB, the Company would not be able or willing to provide such additional investment. However, as FPNB's capital level exceeds Comptroller minimum requirements as of December 31, 1995, no such action is anticipated.

         Dividends. There are regulatory restrictions on dividend payments by both FPNB and the Company that may affect the Company's ability to make interest payments on the Debentures and pay dividends on its Common Stock. See "Item 5. Market for Common Equity and Related Stockholder Matters."

         Federal Deposit Insurance Corporation Improvement Act of 1991. On December 19, 1991, President Bush signed into law the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA is an omnibus banking reform bill which added new regulation and made changes in existing regulation of the operations, procedures and regulatory reporting of insured institutions, bank holding companies and affiliates. Many of these provisions required promulgation of additional regulations, some of which have not been issued in final form to date. Among the provisions of FDICIA are the following:

  1. Capital Categories. Establishes five capital categories applicable to insured institutions, each with specific regulatory consequences. If the appropriate federal banking agency determines, after notice and an opportunity for hearing, that an insured institution is in an unsafe or unsound condition, reclassify the institution to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition. The Comptroller has issued regulations (the "Prompt Corrective Action Regulations") to implement these provisions.

     a. Well Capitalized -- The institution exceeds the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized.

  The Prompt Corrective Action Regulations define "well capitalized," as (i) having a Risk-based Capital Ratio of 10% or greater, (ii) having a Tier 1 Risk-based Capital Ratio of 6% or greater, (iii) having a Leverage Ratio of 5% or greater and (iv) not being subject to any order or written directive to meet and maintain a specific capital level for any capital measure. Under these guidelines, as of December 31, 1995, the Company and FPNB were considered "well capitalized." See "Item 6. Management's Discussion and Analysis -- Capital Resources."

     b. Adequately Capitalized -- The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized.

  The Prompt Corrective Action Regulations define "adequately capitalized" as
(i) having a Risk-based Capital Ratio of 8% or greater, (ii) having a Tier 1 Risk-based Capital Ratio of 4% or greater and (iii) having a Leverage Ratio of 4% or greater or a Leverage Ratio of 3% or greater if the institution is rated composite 1 under the CAMEL rating system.

     c. Undercapitalized -- The institution fails to meet the required minimum level for any relevant capital measure. The appropriate federal banking agency must closely monitor an undercapitalized institution and the institution must submit an acceptable capital restoration plan. Each company having control over the undercapitalized institution must provide a limited guarantee that the institution will comply with its capital restoration plan. Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate federal banking agency to be consistent with an accepted capital restoration plan or the FDIC determines that the proposed action will further the purpose of prompt corrective action. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency.

  An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if payment of such a management fee or the making of such a distribution would cause FPNB to become undercapitalized, it could not pay a management fee or dividend to the Company.

  The Prompt Corrective Action Regulations define "undercapitalized" as (i) having a Risk-based Capital Ratio of less than 8% or (ii) having a Tier 1 Risk-based Capital Ratio of less than 4% or (iii) having a Leverage Ratio of less than 4% or if the institution is rated a composite 1 under the CAMEL rating system, a Leverage Ratio of less than 3%.

     d. Significantly Undercapitalized -- The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution may not pay any bonus to any senior executive officer or provide compensation at a rate exceeding that officer's average rate of pay during the prior 12 months, without the approval of the appropriate federal banking agency.

  The Prompt Corrective Action Regulations define "significantly undercapitalized" as (i) having a Risk-based Capital Ratio of less than 6% or
(ii) having a Tier 1 Risk-based Capital Ratio of less than 3% or (iii) having a Leverage Ratio of less than 3%.

     e. Critically Undercapitalized -- The institution fails to meet a critical capital level set by the appropriate federal banking agency. The FDIC must, by regulation or order, restrict the activities of any critically undercapitalized institution and must require its approval before the institution may take certain actions. In addition, not later than 90 days after an institution becomes critically undercapitalized, the appropriate federal banking agency shall appoint a receiver, or, with the concurrence of the FDIC, a conservator, or take such other action as the agency determines, with the concurrence of the FDIC, would better achieve the purpose of prompt corrective action.

  The Prompt Corrective Action Regulations define "critically undercapitalized" as having a ratio of tangible equity to total assets that is equal to or less than 2%.

   2. New Operational Standards. Requires federal banking agencies to prescribe standards for insured institutions relating to: (i) internal controls; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth; (vi) aompensation, fees and benefits; and
(vii) such other operational and managerial standards as an agency determines to be appropriate.

  On July 10, 1995, the federal banking agencies adopted final guidelines implementing these provisions. These guidelines have not had a material effect upon the company.

  The Company has evaluated these proposals and does not believe that adoption would have a material effect upon its operations.

  3. New Financial Standards. Requires each federal banking agency to prescribe standards for insured institutions and holding companies specifying:
(i) the maximum ratio of classified assets to capital; (ii) minimum earnings sufficient to absorb losses without impairing capital; (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of an institution or a company; and (iv) such other standards relating to asset quality, earnings and valuation as the agency determines to be appropriate.

  4. Assessments. Requires the FDIC to implement a risk-based assessment system in which the insurance premium relates to the probability that the deposit insurance fund will incur a loss and directs the FDIC to set semi-annual assessments in an amount necessary to increase the reserve ratio of the Bank Insurance Fund (the "BIF") to at least 1.25% of insured deposits or a higher percentage as determined to be justified by the FDIC.

  The FDIC has promulgated implementing regulations that base an institution's risk category partly upon whether the institution is well capitalized ("1"), adequately capitalized ("2") or less than adequately capitalized ("3"), as defined under the Prompt Corrective Action Regulations described above. In addition, each insured depository institution is assigned to one of three "supervisory subgroups." Subgroup "A" institutions are financially sound institutions with few minor weaknesses, subgroup "B" institutions demonstrate weaknesses which, if not corrected, could result in significant deterioration and subgroup "C" institutions are those as to which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Prior to June 30, 1995, based on its capital and supervisory subgroups, each BIF member institution was assigned an annual FDIC assessment rate of between $0.23 and $0.31 per $100 of deposits. Effective December 1, 1992 the FDIC began notifying each institution of its assessment risk classification and rate semi-annually. In 1994, the Company paid assessments of $225,000 and $219,000, respectively, for the first and second halves of the year, as compared to $281,000 and $258,000 for the first and second halves of 1993, respectively.

  On August 8, 1995, the FDIC Board of Directors voted to reduce the deposit insurance premiums paid by most members of the BIF effective the first day after the recapitalization of the BIF, or as of June 1, 1995. Under the revised assessment rules, the best-rated institutions would pay an annual rate of four cents per $100 of assessable deposits, down from the previous rate of $0.23 per $100. FPNB paid assessments of $109,000 and $145,000 for the first and second halves of 1995, respectively.

  On November 14, 1995, the FDIC Board of Directors voted to further reduce the insurance premiums paid on deposits covered by the BIF. Under the new rate structure, assessment rates were lowered by four cents per $100 of assessable deposits for all risk categories, subject to the statutory requirement that all institutions pay at least $2,000 annually for FDIC insurance. The new rate structure retains the current rate spread of $0.27 per $100 of assessable deposits between the highest- and lowest-rated institutions. Under the new rate structure, FPNB has been assessed $27,000 for the first half of 1996.

  5. Revision of Risk-based Capital Standards. Requires each banking agency to revise its risk-based capital standards to ensure that those standards (i) take into account interest-rate risk, concentration of credit risk and the risks of nontraditional activities and (ii) reflect the actual performance and expected risk of loss of multi-family mortgages.

  The federal banking agencies have jointly adopted transitional regulations regarding interest rate risk. These regulations essentially provide that interest rate risk will be assessed on a case-by-case basis. Examiners consider an institution's historical financial performance and its earnings exposure to interest rate movements, as well as qualitative factors, including adequacy of the institution's internal interest rate risk management. The transitional regulations will be in effect until the regulators have gathered sufficient information to formulate an explicit supervisory threshold above which capital would be required. These regulations have not had a material effect upon the Company.

  With regard to multi-family mortgages, the FRB has adopted guidelines permitting certain of those with loan to value ratios of less than 80% to be carried at a risk-weight of 50% rather than 100%. The other banking agencies have not yet adopted final regulations in this area.

  Because many of the provisions of FDICIA require implementing regulations to be issued, and those that have been issued have been issued only very recently, the Company is unable to assess the impact of FDICIA upon its operations, and whether such impact will be material, except as otherwise noted above.

         Memorandum of Understanding. On May 24, 1993, as a result of supervisory concerns disclosed during the inspection of the Company by the FRB in December, 1992, the Company entered into a Memorandum of Understanding with the FRB (the "Memorandum of Understanding"). The Memorandum requires improved supervision of FPNB by FP Bancorp. It also prohibits certain actions by the Board of Directors of FP Bancorp, including (i) payment of dividends without at least 15 days prior notice to the FRB, (ii) incurring additional indebtedness without at least 15 days prior notice to the FRB and (iii) repurchasing outstanding stock without prior approval of the FRB. FP Bancorp is required to submit written progress reports, provide advance notice of adding or replacing a director or employing any individual as a senior executive officer and designate board members who will be responsible for monitoring adherence to the provisions of the Memorandum.

  The FRB conducted an inspection of FP Bancorp in January 1995. The overall condition of FP Bancorp was found to have improved from marginal to fair based on overall improvement in the financial condition of FPNB and the holding company's ability to provide financial and managerial strength to FPNB. FP Bancorp was found to be in full compliance with the FP Bancorp Memorandum.

  The FRB conducted another inspection of FP Bancorp during February 1996 and management of the Company believes it is in material compliance with the provisions of the FP Bancorp Memorandum. However, the FRB has not yet issued its final report.

ACCOUNTING STANDARDS

  In May 1993, the FASB issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement 115") which was adopted prospectively by the Company as of January 1, 1994. Statement 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values (other than those accounted for under the equity method or as investments in consolidated subsidiaries) and all investments in debt securities. Under Statement 115, debt and marketable equity securities are classified in one of three categories: trading, available for sale, or held to maturity. Held to maturity securities are carried at amortized cost. Available for sale securities are carried at fair value with unrealized gains or losses reported as a separate component of stockholders' equity, net of applicable income taxes. Trading securities are reported at fair value and unrealized gains or losses are included in operations. The change in method of accounting for certain investments in 1994 has not had a significant effect on the Company's financial position or results of operations.

  In May 1993, the FASB issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("Statement 114") and, in October 1994, the FASB issued Statement of Financial Accounting Standards No. 118 "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" ("Statement 118") which were adopted prospectively by FP Bancorp. Under the provisions of Statement 114, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Statement 114 defines methods of measuring impairment and if the measure of the impaired loan is less than the recorded investment in the loan, requires a creditor to create a valuation allowance with a corresponding charge to the provision for loan losses included in operations. Statement 118 amends Statement 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans. In addition, Statement 118 amends certain disclosure requirements of Statement
114. The adoption of Statement 114 and Statement 118 has not had a material impact on FP Bancorp's results of operations or financial position.

  In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("Statement 121"). Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, Statement 121 requires that long-lived assets and certain identified intangibles to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. Statement 121 must be adopted for financial statements for fiscal years beginning after December 15, 1995. The impact on the Company of adopting Statement 121 is not expected to be material.

  In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123").
Statement 123 applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price, except for employee stock ownership plans. A new method of accounting for stock-based compensation arrangements with employees is established by Statement 123. The new method is a fair value-based method rather than the intrinsic value-based method that is contained in APB Opinion No. 25 ("Opinion 25"). The Statement 123 fair value-based method will result in higher compensation costs than the Opinion 25 intrinsic value-based method for fixed stock option compensation plans and will result in different compensation costs for variable stock option compensation plans. Also, many employee stock purchase plans that are considered noncompensatory under Opinion 25 will be compensatory and result in the recognition of compensation costs under the fair value-based method. Statement 123 does not require an entity to adopt the new fair value-based method for purposes of preparing its basic financial statements. Entities are allowed either to continue to use the Opinion 25 method or to adopt the Statement No. 123 fair value-based method. Statement 123 is required to be adopted for financial statements for fiscal years beginning after December 15, 1995. The impact on the Company of adopting Statement 123 is not expected to be material.

EMPLOYEES

     As of December 31, 1995, the Company employed 116 persons full-time and 35 persons part-time. The Company's employees are not represented by a union or covered by a collective bargaining agreement. Management believes that, in general, its employee relations are excellent.

ITEM 2.     DESCRIPTION OF PROPERTIES.

  The Company's headquarters are located at 613 West Valley Parkway in the central financial district of Escondido, California. FPNB leases approximately 16,642 square feet of a three-story professional office building. The primary office space has a 35-year lease term which commenced July 1, 1984 and provides for various lease adjustments during its term. FPNB leases the facilities from a partnership in which three of the members of the Board of Directors of FPNB are partners. See "Item 12 - Certain Relationships and Related Transactions."

   The San Marcos branch of FPNB is located at 879 San Marcos Boulevard in the City of San Marcos, California and consists of a free-standing two-story building owned by FPNB. FPNB leases its 2,680 square foot Lake San Marcos branch, located at 1132 San Marino Drive in the Lake San Marcos neighborhood of the City of San Marcos, California, and is responsible for maintenance of the premises and payment of personal and real property taxes and utilities. The Temecula Valley branch of FPNB is located at 41615 Winchester Road in the City of Temecula, California and consists of approximately 10,000 square feet in a two-story building owned by FPNB. The Moreno Valley branch of FPNB is located at 24525 Alessandro Boulevard in the City of Moreno Valley, California, consists of approximately 6,450 square feet and is leased from an unrelated party.

   All of the properties owned or leased by the Company are considered by management to be well suited for a financial institution and are deemed adequate to accommodate current needs, plus expansion, in the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS.

     The Company is not involved in any pending legal proceedings other than nonmaterial proceedings arising in the ordinary course of its business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


         The Company's Common Stock is currently quoted on the National Association of Securities Dealers, Inc. Automated Quotation System ("Nasdaq"), National Market System, but there is not a consistently active market therefor. From April 13, 1995 to September 17, 1995, the Common Stock traded on the Nasdaq SmallCap Market and average daily trading volume during that period was 1,943 shares. On September 18, 1995, the Common Stock began to be quoted on the Nasdaq National Market System.

  The table below presents (i) the high and low bid prices per share of the Common Stock quoted on the Nasdaq National Market System from September 18, 1995 through December 31, 1995, (ii) the high and low bid prices per share of the Common Stock quoted on the Nasdaq SmallCap Market from April 13, 1995 through September 17, 1995, and (iii) the high and low bid prices per share of the Common Stock as reported by Western Financial Corporation prior to April 13, 1995. The high and low bid prices of the Common Stock do not include retail markups, markdowns or commissions and may not represent actual transactions.

                                 MARKET PRICES

                                  HIGH          LOW
                               ----------    ---------
         1995
           Fourth Quarter         $9.25        $7.88
           Third Quarter          $8.25        $5.38
           Second Quarter         $6.75        $5.13
           First Quarter          $5.75        $5.00
         1994
           Fourth Quarter         $6.00        $5.00
           Third Quarter          $5.00        $4.50
           Second Quarter         $5.00        $4.75
           First Quarter          $5.00        $5.00
         1993
           Fourth Quarter         $9.00        $5.00
           Third Quarter         $11.00        $8.00
           Second Quarter        $11.00       $10.00
           First Quarter         $11.00       $10.00

    As of December 31, 1995, the Company had 1,253 stockholders of record, as shown on the records of its transfer agent, U.S. Stock Transfer. The Company is aware of the following four securities dealers: Western Financial Corporation, San Diego; Sandler O'Neill & Partners, New York; Hoefer and Arnett, Inc., San Francisco; and Herzog, Heine, Geduld, Inc., Jersey City, which currently make a market in the Common Stock.

DIVIDENDS

   The principal source of the Company's revenues for the payment of dividends is dividends from FPNB. Generally, the payment of dividends to FP Bancorp by FPNB is limited to FPNB's current year's earnings, as defined in Federal regulations, plus retained net earnings for the two preceding years. Payment of dividends in excess of such amount requires prior federal regulatory approval. As of December 31, 1995, FPNB had no funds available for payment of dividends to FP Bancorp without prior regulatory approval. However, in addition to such limitations on dividend payments, the Comptroller has authority to prohibit FPNB from paying dividends to FP Bancorp if, in the opinion of the Comptroller and notwithstanding the amount of current year net earnings and retained net earnings for the two preceding years, the payment of dividends would constitute an unsafe or unsound practice in light of the overall financial condition of FPNB or if FPNB is the subject of administrative action. The

Memorandum of Understanding prohibits payment of dividends without 15 days prior notice to the FRB. See "Item 1. Description of Business -- Supervision and Regulation -- Memorandum of Understanding."

  In addition to the foregoing regulatory restrictions, the Company's ability to pay dividends is governed by the Delaware General Corporation Law (the "Delaware Law"). The Delaware Law provides that a Delaware corporation, such as the Company, may, unless otherwise restricted by its certificate of incorporation, declare and pay dividends out of any surplus or, if no surplus exists, out of net profits for the fiscal year in which the dividend is declared and the preceding fiscal year, or both (provided that the amount of capital of the corporation following the declaration and payment of the dividend is not less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets). The Delaware Law also provides that a corporation may redeem or repurchase its shares out of surplus. The ability of a Delaware corporation to pay dividends on or to redeem or repurchase it shares is dependent on the financial status of the corporation standing alone and not on a consolidated basis.

  No dividends were paid by the Company during 1995, 1994 or 1993. Payment of stock or cash dividends by the Company in the future will depend upon the Company's earnings and financial condition and other factors deemed relevant by the Company, including performance of FPNB and its ability to pay dividends. FPNB has adopted a policy of approving dividends only in the event that after payment and for the foreseeable future, FPNB's capital level will not be adversely affected. The Company has adopted a similar policy with regard to payment of cash dividends to stockholders. These standards may be greater than any standard the regulatory agencies may impose. Under these policies, FPNB would not be able to pay a dividend to the Company and the Company would not be able to pay a dividend to its stockholders. It is the current intention of management of the Company to follow a policy of retaining most of the Company's earnings to increase its capital to support future growth. Accordingly, no assurance can be given that any dividends will be declared by the Company in the next few years.

   The Debentures were issued under the terms of an Indenture dated November 9, 1992 (the "Indenture"), between the Company and Meridian Trust Company of California, as Trustee. The Indenture provides that the Company will not (i) declare or pay any dividend or make any distribution on the Common Stock or to its stockholders (other than dividends or distributions payable in shares of the Common Stock) or (ii) purchase, redeem or otherwise acquire or retire for value any shares of the Common Stock or permit any subsidiary to purchase, redeem or otherwise acquire or retire for value any shares of the Common Stock, if at the time of such action, an Event of Default as defined in the Indenture shall have occurred and be continuing or result therefrom. See "Item 6. Management's Discussion and Analysis -- Liquidity and Asset/Liability Management -- Liquidity."

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS.

  The following presents the Company's management's discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 1995, 1994 and 1993. The discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto. See "Item 7. Financial Statements."

OVERVIEW

  The Company reported net earnings for 1995 of $1,911,000 or $0.77 per share as compared to net earnings of $332,000 or $0.26 per share in 1994. Net earnings for the year ended December 31, 1995 increased $1,579,000 or 475.60%, despite an increase in the provision for loan losses of $600,000 primarily due to (i) a significant reduction in problem assets, (ii) improved credit quality,
(iii) an increase in the net interest margin, (iv) increased income and efficiencies resulting from the acquisition of Overland Bank, (v) continued cost control efforts related to noninterest expenses and (vi) the recording of a tax benefit for the year. The Company's return on average assets and return on average stockholders' equity were .95% and 12.98%, respectively, for the year ended December 31, 1995 as compared to .20% and 4.36%, respectively, for the year ended December 31, 1994.

  The Company reported net earnings for 1994 of $332,000 or $0.26 per share as compared to a net loss of $(5,068,000) or $(4.18) per share in 1993. The increase in net earnings of $5,400,000 in 1994 from 1993 was primarily due to
(i) a reduction in problem assets, (ii) improved credit quality, (iii) stabilization of loan and deposit balances, (iv) an increase in the net interest margin due to an increase in interest rates and (v) a significant reduction in noninterest expense as a result of the subsidiary merger. The Company's return on average assets and return on average stockholders' equity were 0.20% and 4.36%, respectively, for the year ended December 31, 1994, compared to (2.77%) and (50.14%), respectively, for the same period in 1993.

RESULTS OF OPERATIONS

  Net Interest Income. Net interest income, the most significant component of the Company's net earnings, is the amount by which the interest and fees generated from loans and other earning assets exceeds the expense associated with funding those assets. Net interest income depends upon the difference (the "interest rate spread") between the gross interest and fees earned on the Company's loan and investment portfolios ("interest-earning assets") and the rates paid on its deposits and borrowings ("interest-bearing liabilities"), and the relative amounts and composition of its interest-earning assets and interest-bearing liabilities. When the amount of interest-earning assets exceeds interest-bearing liabilities, a positive interest rate spread will generate net interest income. When the amount of interest-earning assets is less than the amount of interest-bearing liabilities, the Company may incur net interest expense even when its interest rate spread is positive. Management has contributed to the profitability and improved operations of the Company by managing the net interest spread and net interest margin to increase net interest income.

  Net interest income increased $2,548,000 or 26.62%, to $12,121,000 for the year ended December 31, 1995 from $9,573,000 for the year ended December 31, 1994. The rate earned on interest-earning assets in 1995 increased to 9.80% from 9.06% in 1994. The rate paid on interest-bearing liabilities increased to 3.35% in 1995 from 2.47% in 1994. These increases were primarily to higher average interest rates during 1995 as compared to 1994 as a result of numerous changes in rates implemented by the Federal Reserve Board during those two years. Average loans in 1995 were $136,425,000 which earned interest at the rate of 10.89% as compared to average loans of $113,053,000 which earned interest at a rate of 10.05% in 1994. Average other interest-earning assets, including investment securities and Federal funds sold, were $37,776,000 during 1995 which earned interest at a rate of 5.89% as compared to average other interest-earning assets of $27,330,000 which earned interest at a rate of 4.95% during 1994. Average interest-bearing liabilities for 1995 were $147,799,000 as compared to average interest-bearing liabilities of $127,106,000 during 1994.

  Net interest income increased $371,000 or 4.03% to $9,573,000 for the year ended December 31, 1994 from $9,202,000 for the year ended December 31, 1993. The rate earned on interest-earning assets in 1994 increased to 9.06% from 8.28% in 1993. The rate paid on interest-bearing liabilities decreased to 2.47% in 1994 from 2.73% in 1993. Rates earned on interest-earning assets increased while rates paid on deposits and other interest-bearing liabilities decreased overall due to the decrease in interest rates prior to December 31, 1993 and the subsequent increase in rates during 1994. Overall, rates earned on interest-earning assets increased faster during 1994 than rates paid on interest-bearing liabilities due to the Company's active liability management, even in a rising rate environment. Average loans outstanding in 1994 were $113,053,000, which earned interest at a rate of 10.05% as compared to average loans outstanding of $128,706,000 which earned a rate of 9.21% during 1993. Average other interest-earning assets, including investment securities and Federal funds sold, were $27,330,000 during 1994 which earned interest at a rate of 4.95% as compared to average other interest-earning assets of $29,799,000 which earned interest at a rate of 4.26% during 1993. Average interest-bearing liabilities for 1994 were $127,106,000 as compared to average interest-bearing liabilities of $143,495,000 for the year ended December 31, 1993.

  The Company's net interest margins for the years ended December 31, 1995, 1994 and 1993 were 6.96%, 6.82% and 5.81%, respectively.

         The following table presents the major categories of interest-earning assets, interest-bearing liabilities and stockholders' equity with corresponding average balances, related interest income or expense and resulting yields and rates for the periods indicated.

                        ANALYSIS OF NET INTEREST INCOME
                             (DOLLARS IN THOUSANDS)
                            YEARS ENDED DECEMBER 31,

                                             1995                            1994                             1993
                             ---------------------------------------------------------------------------------------------------
                               AVERAGE    INTEREST     RATE       AVERAGE    INTEREST    RATE      AVERAGE     INTEREST   RATE
                               AMOUNT      INCOME/    EARNED/     AMOUNT      INCOME/   EARNED/     AMOUNT      INCOME/   EARNED/
                             OUTSTANDING   EXPENSE     PAID     OUTSTANDING   EXPENSE    PAID    OUTSTANDING    EXPENSE   PAID
                             -----------   -------     ----     -----------   -------    ----    -----------    -------   ----
                                 (1)                                (1)                              (1)
                                 ---                                ---                              ---
 ASSETS
 Interest-earning assets:
   Loans(2)(3)                  $136,425    $14,851    10.89%      $113,053    $11,364   10.05%     $128,706    $11,852     9.21%
   Taxable investment
     securities                   29,995      1,783     5.94%        23,562      1,185    5.03%       11,825        585     4.95%
   Nontaxable investment
     securities                        0          0     0.00%           741         45    6.07%        2,965        184     6.21%
   Interest-earning
     deposits                        341         19     5.57%            98          4    4.08%        5,029        221     4.39%
   Federal funds sold              7,440        422     5.67%         2,929        120    4.10%        9,980        279     2.80%
                                 -------     ------     -----       -------     ------               -------    -------     -----
 Total interest-earning
   assets                        174,201     17,075     9.80%       140,383     12,718    9.06%      158,505    $13,121     8.28%
 Other assets:
   Cash and due from banks        14,069                             13,023                           16,827
   Other assets, net              12,670                             10,365                            7,497
                                --------                           --------                         --------
     Total Assets               $200,940                           $163,771                         $182,829
                                ========                           ========                         ========

 LIABILITIES AND
 STOCKHOLDERS' EQUITY
 Interest-bearing
 liabilities:
   Deposits:
     Savings and time            $63,068      2,903     4.60%       $47,811      1,444    3.02%      $58,885      1,860     3.16%
   Interest-bearing demand
     and money market             80,100      1,564     1.95%        74,695      1,216    1.63%       81,179      1,663     2.05%
                                 -------      -----                  ------      -----                ------      -----     ----

 Total interest-bearing
   deposits                      143,168      4,467     3.12%       122,506      2,660    2.17%      140,064      3,523     2.52%
 Debentures and Federal
   funds purchased                 4,631        487    10.52%         4,600        485   10.54%        3,431        396    11.54%
                                 -------      -----    ------       -------      -----   ------      -------      -----    ------
 Total interest-bearing
   liabilities                   147,799      4,954     3.35%       127,106      3,145    2.47%      143,495      3,919     2.73%
 Noninterest-bearing
   demand deposits                37,225                             27,775                           28,309
 Other liabilities                 1,420                              1,278                            1,105


Stockholders' equity              14,717                              7,763                           10,061
    Receivable from ESOP and
    unrealized net gain
    (loss) on investment
    securities available for
    sale                            (221)                              (151)                           (141)
                                --------                           --------                        --------
     Total Liabilities and
       Stockholders' Equity     $200,940                           $163,771                        $182,829
                                ========                           ========                        ========
    Net interest income                      $12,121                          $9,573                             $9,202
                                             =======                          ======                             ======

    Net interest margin(4)                               6.96%                           6.82%                           5.81%
---------------

(1)   Averages are daily averages.
(2) Loan interest income includes accretion of loan fees of $452,000, $1,249,000, and $1,343,000 for the years 1995, 1994 and 1993, respectively.
(3) For the purpose of these computations, nonaccrual loans are included in average loans.
(4) The net interest margin is calculated by dividing net interest income by average total interest-earning assets.

  As discussed above, the Company's net interest income is affected by the change in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change," as well as by changes in yields earned on interest-earning assets and rates paid on deposits and other borrowed funds, referred to as "rate changes." The following table presents for the periods indicated a summary of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities and the amounts of change attributable to variations in volume and interest rates.

                              RATE/VOLUME ANALYSIS
                             (DOLLARS IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                           -----------------------------------------------------------------
                                                1995 COMPARED TO 1994              1994 COMPARED TO 1993
                                                 INCREASE (DECREASE)                INCREASE (DECREASE)
                                           -------------------------------   --------------------------------

                                           VOLUME        RATE         NET     VOLUME       RATE        NET
                                           ------       -----       ------    -------      ----      -------
 Interest earned on
   interest-earning assets:
   Loans(1)                                 $2,349      $1,138      $3,487    $(1,442)     $  954    $  (488)
   Taxable investment
     securities                                324         274         598        581          19        600
   Nontaxable investment
     securities                                (45)          0         (45)      (138)         (1)      (139)
   Interest-earning deposits                    10           5          15       (217)          0       (217)
   Federal funds sold                          185         117         302       (197)         38       (159)
                                            ------      ------      ------    -------      ------    -------
     Total Interest Earned on
       Interest-earning Assets              $2,823      $1,534      $4,357    $(1,413)     $1,010    $  (403)
                                            ======      ======      ======    =======      ======    =======
 Interest paid on interest-bearing
   liabilities:
   Interest-bearing deposits:
     Savings and time                       $  461      $  998      $1,459    $  (350)     $  (66)   $  (416)
     Interest-bearing demand                    88         260         348       (133)       (314)      (447)
                                            ------      ------      ------    -------      ------    -------
 Total interest-bearing
   deposits                                    549       1,258       1,807       (483)       (380)      (863)
   Debentures and Federal funds
     purchased                                   3          (1)          2        135         (46)        89
                                            ------      ------      ------    -------      ------    -------
     Total Interest Paid on
       Interest-bearing
       Liabilities                          $  552      $1,257      $1,809    $  (348)     $ (426)   $  (774)
                                            ======      ======      ======    =======      ======    =======
---------------

(1) Nonaccrual loans are included in the loan totals used in the calculation of this table.

  Provision for Loan Losses. The provision for loan losses is based upon the Company's evaluation of the quality of the loan portfolio, total outstanding and committed loans, previous loan losses and current and anticipated economic conditions. In making its evaluation, the Company takes into account the results of regulatory examinations of FP Bancorp and FPNB, which can be expected to occur at least once each year. The amount of the provision for loan losses is a charge against earnings. Actual loan losses are charged against the allowance for loan and lease losses (the "ALLL").

  The Company's ALLL is typically maintained at a level deemed adequate to provide for known and inherent losses in the loan portfolio. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions for loan and lease losses in the future. Additionally, regulatory examiners may require the Company to recognize additions to the ALLL based upon their judgment about information available to them at the time of their examinations.

  The provisions for loan losses for the years ended December 31, 1995, 1994 and 1993 were $600,000, $0 and $3,106,000, respectively. Based on the analyses conducted by management during 1995, it was deemed necessary to increase the ALLL to adequately cover potential known and inherent risks of loss in the loan portfolio. The decrease in 1994 as compared to 1993 was due to a decrease in loan charge-offs, problem loans, improved credit quality, aggressive collection efforts resulting in higher recoveries and a revised and improved loan approval and management system put into place during late 1993.

         Due to significant improvement in the quality of the loan portfolio, the ALLL fell to $2,013,000 or 1.40% of total loans as of December 31, 1995 from $2,666,000 or 2.21% of total loans as of December 31, 1994. For explanation of the variances in the allowance balances, see "Loan Portfolio -- Allowance for Loan and Lease Losses."

  Other Operating Income. Total other operating income for the year ended December 31, 1995 increased $626,000 or 37.26% to $2,306,000 from $1,680,000 in
1994. The increase was primarily a result of an increase in service charges and other fees resulting from the Company's growth during the year.

         Total other operating income for the year ended December 31, 1994 decreased $321,000 or 16.04% to $1,680,000 from $2,001,000 in 1993. The decrease was primarily related to the closure of the Company's escrow department in early 1994.

  Other Operating Expenses. Total other operating expenses for the year ended December 31, 1995 increased $1,823,000 or 16.69% to $12,744,000 from
$10,921,000 in 1994. The increase was a result of the Company's growth accomplished by the Overland Merger, offset by continued cost-cutting measures in the area of noninterest expenses. Salaries and employee benefits increased $835,000 of 17.82%, professional services expense increased $130,000 or 7.60%, and net OREO expense increased $120,000 or 19.20% for the year ended December 31, 1995 as compared to the same period in 1994. Conversely, occupancy expense decreased $160,000 or 12.08% and the FDIC assessment decreased $192,000 or 43.24% for the year ended December 31, 1995 as compared to the same period in 1994. The Company recorded a loss on the sale of investment securities of $158,000 and amortization of goodwill of $80,000 during 1995, for which there were no comparable expenses in 1994. The balance of other noninterest expenses increased $852,000 or 39.96%, primarily in the areas of merchant credit card charges due to higher merchant volume, additional promotional activities of the Company during 1995 and other operating expenses related to the Company's growth during 1995.

  Total other operating expenses for the year ended December 31, 1994 decreased $2,244,000 or 17.05% to $10,921,000 from $13,165,000 for the year ended
December 31, 1993. Salaries and employee benefits decreased $593,000 or 11.23%, net OREO expenses decreased $153,000 or 19.67% and the balance of the other operating expenses decreased $1,498,000 or 21.08%. The reduction in other operating expenses for 1994 as compared to 1993 were primarily due to the efforts of management in implementing the strategic plan including the economies of scale achieved through the Subsidiary Merger. The Subsidiary Merger resulted in a reduction of staff, the elimination of duplicate services and significant savings through the renegotiation and consolidation of various service and supply contracts. The ongoing efforts of management in the resolution of problem loans and other real estate owned also resulted in lower credit collection costs.

  Income Taxes. The Company realized a net income tax benefit of $828,000 for the year ended December 31, 1995 compared to no income tax benefit or expense for the years ended December 31, 1994 and 1993. The net income tax benefit consisted of a $900,000 net deferred tax asset which was offset by current income taxes of $23,000 and a credit to goodwill of $49,000. Management believes that realization of the recognized deferred tax asset is more likely than not based on the expectation that the Company will generate the necessary amount of taxable income in future periods.

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

  Effective asset/liability management includes maintaining adequate liquidity and minimizing the impact of future interest rate changes on net interest income. The responsibility for monitoring the Company's liquidity and the sensitivity of its interest-earning assets and interest-bearing liabilities lies with the executive committee of FPNB which meets each week to review liquidity, investment strategies, loan demand and the adequacy of funding sources.

  Cash Flows. The Company uses or is provided with cash flows from its operating, investing and financing activities. Cash flows of FPNB are primarily used to fund loans and are provided by the deposits and borrowings of FPNB.

  The Company's operating activities for the year ended December 31, 1995 resulted in net cash provided of $2,110,000 primarily due to net earnings of $1,911,000 adjusted for depreciation and amortization of $943,000, a provision for loan losses of $600,000 and a provision for losses on OREO of $537,000. These cash flows were offset by a benefit for deferred taxes of $828,000 and an increase in other assets and other liabilities of $1,237,000. This compares to net cash provided of $1,861,000 for the year ended December 31, 1994 primarily due to net earnings of $332,000 adjusted for depreciation and amortization of $878,000 and a provision for losses on OREO of $455,000. The Company's operating activities during 1993 resulted in net cash provided of $2,422,000 for the year ended December 31, 1993 primarily due to a net loss of $(5,068,000) adjusted for a provision for loan losses of $3,106,000, depreciation and amortization of $945,000 and a decrease in other assets and other liabilities of $3,194,000.

  The Company's cash flows from investing activities provided net cash of $7,218,000 for the year ended December 31, 1995 compared to net cash used of $4,053,000 for the same period in 1994. The significant increase in net cash provided by investing activities was due to cash acquired from the Overland Merger of $5,366,000, a decrease in loans outstanding of $1,705,000, and proceeds from the sale of OREO of $6,107,000 offset by a net increase from the purchase of and proceeds from the sale of investment securities available for sale of $9,782,000. The Company's cash flows from investing activities resulted in net cash used of $4,053,000 for the year ended December 31, 1994 compared to net cash provided of $13,707,000 for the same period in 1993. The decrease in net cash provided by investing activities in 1994 as compared to 1993 was primarily due to a large decrease in loans outstanding during 1993 of $15,695,000 compared to an increase in loans during 1994 of $8,909,000. Cash flows from investing activities provided $13,707,000 for the year ended December 31, 1993 primarily due to a decrease in loans outstanding and maturities of interest-bearing deposits for the period.

  Net cash used in financing activities for the year ended December 31, 1995 was $2,662,000 compared to net cash used of $727,000 for the same period in 1994. The net cash used in 1995 was a result of a decrease in Federal funds purchased of $2,800,000. Net cash used in financing activities for the year ended December 31, 1994 was $727,000 as compared to $32,112,000 for the same period in 1993. The cash used in both years was a result of net decreases in deposits during those periods offset by $3,034,000 and $4,575,000 in net proceeds from the Private Offerings in 1994 and the sale of Debentures in 1993, respectively.

  Liquidity. The objective of liquidity management is to maintain a balance between sources and uses of funds in such a way that the cash requirements of customers for loans and deposit withdrawals are met in the most economical manner. Management of FPNB monitors its liquidity position continuously in relation to trends of loans and deposits for short-term as well as long-term requirements. Liquid assets are monitored on a daily basis to assure maximum utilization. Management of FPNB also manages its liquidity requirements by maintaining an adequate level of readily marketable assets and access to short-term funding sources. This is primarily accomplished through investing in obligations of U.S. Government agencies, various low-risk mortgage-backed securities and overnight Federal funds.

  The Company defines liquid assets as cash and due from banks, overnight Federal funds sold, interest-earning deposits, and investment securities available for sale. The Company's ratios of liquid assets to deposits increased to 23.63% as of December 31, 1995 from 12.17% as of December 31, 1994 as a result of liquid assets acquired during the Overland Merger and the reclassification of $8,450,000 from investment securities held to maturity to investment securities available for sale of December 31, 1995, in accordance with a one-time provision allowed by the FASB under Statement 115. See "Investment Portfolios."

  The Company's overall liquidity position is enhanced by a sizable concentration of total deposits less certificates of deposit of $100,000 or more ("Core Deposits") which management believes provides a stable and relatively inexpensive funding base. Average Core Deposits totaled $165,176,000 or 91.56% of average deposits as of December 31, 1995 compared to $141,027,000 or 93.84% of average deposits as of December 31, 1994.

  Other than the investment securities portfolios (see "Investment Portfolios"), the Company places excess funds in overnight Federal funds to provide an immediate source of liquidity. Federal funds sold were $2,000,000 as of December 31, 1995, while there were no Federal funds sold as of December 31, 1994.

  The level of deposits may fluctuate significantly due to seasonal business cycles of depository customers. Similarly, the level of demand for loans may vary significantly and at any given time may increase or decrease substantially. However, unlike the level of deposits, management has more direct control over lending activities and maintains the level of those activities for the Company according to the amounts of available funds.

  As of December 31, 1995, FPNB had a line of credit from a correspondent bank in the amount of $5,000,000 expiring July 31, 1996 which is renewable annually. FPNB also had a secured Federal Reserve Bank discount window limit of $3,700,000. The availability of these lines of credit, as well as adjustments in deposit programs, provides for liquidity in the event that the level of deposits should fall abnormally low. These sources provide that funding thereof may be withdrawn depending upon the financial strength of FPNB.

  FP Bancorp's operations consist primarily of regulatory reporting, raising capital and planning business strategies. FP Bancorp's primary sources of liquidity have been (i) proceeds from securities offerings, (ii) fees from FPNB for FP Bancorp's services and (iii) dividends from FPNB. After completion of the Subsidiary Merger, management of FPNB began performing many of the functions that had previously been provided by FP Bancorp and reduced the fees paid to FP Bancorp for services. Regulatory and internal restrictions exist regarding the payment of dividends to FP Bancorp by FPNB (see "Dividends"). Consequently, FP Bancorp's sole source of liquidity during 1995 was the proceeds from the Private Offerings completed in 1994. See "Item 1. Description of Business - General Development of Business - Private Offerings." FP Bancorp's current liquidity is sufficient to permit it to operate as it has in the past.

  FP Bancorp placed an amount sufficient to make interest payments on the Debentures through January 1, 1995, in an irrevocable trust to provide funding for this purpose. See "Item 1. Description of Business--General Development of Business--Subordinated Debenture Offering." FP Bancorp relied upon proceeds of the Private Offerings retained by it to finance operations of FP Bancorp during 1995 and may rely upon a portion of such proceeds to make payments due upon the Debentures after January 1, 1996.

INTEREST RATES

  While no single measure can completely identify the impact of changes in interest rates on net interest income, one gauge of interest rate sensitivity is to measure, over a variety of time periods, the differences in the amounts of The Company's rate-sensitive assets and rate-sensitive liabilities. These differences or "gaps" provide an indication of the extent to which net interest income may be affected by future changes in interest rates. A "positive gap" exists when rate-sensitive assets exceed rate-sensitive liabilities and indicates that a greater volume of assets than liabilities will reprice during a given period. This mismatch may enhance earnings in a rising interest rate environment and may inhibit earnings when interest rates decline. Conversely, when rate-sensitive liabilities exceed rate-sensitive assets, referred to as a "negative gap," it indicates that a greater volume of liabilities than assets will reprice during the period. In this case, a rising interest rate environment may inhibit earnings and declining interest rates may enhance earnings. The cumulative one-year contractual gap as of December 31, 1995 was $(36,501,000), representing (20.02%) of interest-earning assets.

  The following table presents the Company's contractual gap position as of December 31, 1995.

                            CONTRACTUAL GAP POSITION
                             (DOLLARS IN THOUSANDS)

                                         IMMEDIATELY
                                          ADJUSTABLE      1 DAY
                                           OR 1 DAY      THROUGH    3 THROUGH   6 THROUGH     OVER 12
                                           MATURITY     3 MONTHS     6 MONTHS   12 MONTHS      MONTHS     TOTAL
                                           --------    ---------    ---------   ---------     -------    --------
 ASSETS
 Interest-earning assets:
   Federal funds sold                       $ 2,000     $     0      $     0     $     0       $     0   $  2,000
   Investments available for sale                 0         200            0       1,011        26,370     27,581
   Investments held to maturity                   0           0           50           0         7,703      7,753
   Loans(1)
     Installment                              1,347         138           46         174         5,810      7,515
     Real estate equity lines of credit       8,085           0            0           0             0      8,085
     Long-term real estate                    1,754           0            0           0           887      2,641
     Other                                   83,398       3,826          712       1,847        37,010    126,793
                                            -------     -------      -------     -------       -------   --------
 Total interest-earning assets              $96,584     $ 4,164       $  808     $ 3,032       $77,780    182,368
                                            =======     =======       ======     =======       =======
 Other noninterest-earning assets                                                                          26,429
     Total Assets                                                                                        $208,797
                                                                                                         ========
 LIABILITIES
 Interest-bearing liabilities:
   Demand deposits                          $79,455  $        0   $        0  $        0    $        0   $ 79,455
   Savings accounts                          14,732           0            0           0             0     14,732
   Certificates of deposit                    1,276      22,453       12,071      11,102         3,341     50,243
   Debentures                                     0           0            0           0         4,575      4,575
                                            -------     -------      -------     -------       -------   --------
 Total interest-bearing liabilities         $95,463     $22,453      $12,071     $11,102       $ 7,916    149,005
                                            =======     =======      =======     =======       =======
 Noninterest-bearing liabilities                                                                           42,959
 Stockholders' equity                                                                                      16,833
                                                                                                         --------
     Total Liabilities & Stockholders'
       Equity                                                                                            $208,797
                                                                                                         ========

 Interest rate sensitivity gap               $1,121   $(18,289)    $(11,263)  $  (8,070)       $69,864
 Cumulative interest rate
   sensitivity gap                           $1,121   $(17,168)    $(28,431)   $(36,501)       $33,363
 Cumulative interest rate sensitivity gap
   as a percent of interest-earning
   assets                                      0.61%     (9.41)%     (15.59)%    (20.02)%        18.29%
---------------

(1) Loan balances include nonaccrual loans of $735,000 as of December 31, 1995.

   The Company actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements, achieve consistent growth in net interest income and profit from favorable market opportunities. The Company manages its rate sensitivity position by adjusting the repricing characteristics of its assets and liabilities. However, even with perfectly matched repricing of assets and liabilities, interest rate risk cannot be avoided entirely. Interest rate risk remains in the form of prepayment risk of assets or liabilities and risks related to differences in the timing and indexes for interest rate adjustments for assets and liabilities with adjustable interest rates. In addition, in the years ended December 31, 1995 and 1994, the Company's gap position became more negative despite the Company's rate management efforts as depositors moved funds from longer term to shorter term accounts. Should this trend continue to occur, the Company's risk exposure in a rising rate environment could increase. However, in the Company's experience, in a rising rate environment rates on its short-term liabilities rise more slowly than rates on its adjustable rate assets.

INVESTMENT PORTFOLIOS

  The Company invests funds not used for capital expenditures or lending purposes in U.S. Government agency bonds, step up bonds and mortgage-backed securities and may also purchase tax-exempt municipal bonds or certificates of deposit. Obligations of U.S. Government agencies include treasury notes, callable or noncallable agency bonds and step up bonds which have no risk as to loss of principal. Mortgage-backed securities include collateralized mortgage obligations and mortgage-backed security pools with balloon principal payments. The collateralized mortgage obligations in the Company's investment securities portfolios are "low risk" as defined by applicable bank regulations and are diverse as to collateral and interest rates of the underlying mortgages. The mortgage-backed securities are diverse as to interest rates and guarantors. Prepayment rates accelerated in recent years due to the decrease in interest rates through early 1994, then began to decelerate as interest rates increased during late 1994 and 1995. Investment maturities range from less than one year to over ten years for U.S. Government agency bonds, step up bonds and mortgage-backed securities.

  In November 1995, the FASB issued a special report called "A Guide to Implementation of Statement 115 in Accounting for Certain Investments in Debt and Equity Securities (the "Guide"). In accordance with the provisions of the Guide, the Company elected to reclassify certain of its investment securities from held to maturity available for sale. On December 31, 1995, the Company reclassified $8,450,000 from investment securities held to maturity to investment securities available for sale.

  The Available for Sale Portfolio as of December 31, 1995 was $27,581,000, an increase of $19,389,000 or 236.68% from $8,192,000 as of December 31, 1994.
The increase was primarily due to $8,450,000 of securities reclassified from "Held to Maturity" to "Available for Sale," $24,859,000 in purchases, $3,814,000 acquired through the Overland Merger and an increase in the unrealized gain of $799,000, offset by the sale of $15,077,000 in securities and maturities of $3,215,000. The Held to Maturity Portfolio decreased from $15,465,000 as of December 31, 1994 to $7,753,000 as of December 31, 1995, a
decrease of $7,712,000 or 49.87%, primarily due to the reclassification of $8,450,000 in securities to Available for Sale in accordance with the Guide, purchases of $1,871,000 and $201,000 of securities acquired in the Overland Merger.

  Prior to January 1, 1994, it was management's intent to hold all securities to maturity. Effective January 1, 1994, the Company adopted FAS 115 which requires the classification of certain of its investment securities as held to maturity (the "Held to Maturity Portfolio") and other securities as available for sale (the "Available for Sale Portfolio"). In accordance with FAS 115, management established an Available for Sale Portfolio as of January 1, 1994 totaling $11,792,000. The Available for Sale Portfolio decreased from $11,792,000 as of January 1, 1994 to $8,192,000 as of December 31, 1994. As of
December 31, 1995 there was an unrealized holding gain of $284,000 in the Available for Sale Portfolio.

  The table below presents the composition of the Company's investment portfolios as of the dates indicated.

                             INVESTMENT PORTFOLIOS
                             (DOLLARS IN THOUSANDS)

                                                                   DECEMBER 31,
                                      ----------------------------------------------------------------------
                                               1995                    1994                     1993
                                      --------------------     --------------------    ---------------------
                                       AMORTIZED      FAIR      AMORTIZED     FAIR     AMORTIZED       FAIR
                                         COST        VALUE        COST       VALUE        COST         VALUE
                                      ---------    -------     ----------  --------    ---------   ---------
 AVAILABLE FOR SALE:
 Obligations of U.S. Government
   agencies                              $11,285      $11,379     $ 3,127    $ 2,956      $     0        $     0
 Step up bonds                                 0            0       2,606      2,435            0              0
 Mortgage-backed securities               15,472       15,662       2,629      2,456            0              0
 Federal Reserve Bank stock                  540          540         345        345            0              0
                                         -------      -------     -------    -------      -------        -------
      Total Available for Sale           $27,297      $27,581     $ 8,707    $ 8,192      $     0        $     0
                                         =======      =======     =======    =======      =======        =======

 HELD TO MATURITY:
 Obligations of U.S. Government
   agencies                              $     0      $     0     $ 5,601    $ 5,146      $ 9,828        $ 9,820
 Step up bonds                                 0            0       2,001      1,941        2,620          2,593
 Obligations of State and political
 subdivisions                                  0            0           0          0        2,267          2,346
 Mortgage-backed securities                7,549        7,441       7,863      7,130       10,801         10,595
 Corporate notes                             204          218           0          0            0              0
 Federal Reserve Bank Stock                    0            0           0          0          338            338
                                         -------      -------     -------    -------      -------        -------
      Total Held to Maturity             $ 7,753      $ 7,659     $15,465    $14,217      $25,854        $25,692
                                         =======      =======     =======    =======      =======        =======

  The following table presents the maturity distribution based on fair value or amortized cost of the investment portfolios as of the dates indicated.

                 INVESTMENT PORTFOLIOS -- MATURITY DISTRIBUTION
                             (DOLLARS IN THOUSANDS)

                                                        DECEMBER 31,
                                                      ----------------
                                                          1995
                                                      ----------------
                                                       FAIR
                                                      VALUE     YIELD
                                                      ------    -----
               AVAILABLE FOR SALE:
               Obligations of U.S. Government
               agencies:
                 Within one year                      $ 1,211    4.50%
                 After one year through five years      4,040    5.37%
                 Five years through ten years           6,128    7.19%
               Mortgage-backed securities              15,662    7.53%
               Federal Reserve Bank stock(1)              540    6.00%
                                                      -------
                    Total Available for Sale          $27,581
                                                      =======

               HELD TO MATURITY:
               Mortgage-backed securities             $ 7,441    5.87%
               Corporate notes:
                 After one year through five years        218    8.01%
                                                      -------
                    Total Held to Maturity            $ 7,659
                                                      =======
---------------

(1)   Federal Reserve Bank Stock has no maturity.

LOAN PORTFOLIO

  The Company's net loans were $141,930,000 as of December 31, 1995, an increase of $23,747,000 or 20.09% from $118,183,000 as of December 31, 1994.
The Overland Merger accounted for $29,180,000 of the increase, offset by a net decrease of $1,705,000 in loans due to a number of large individual loan paydowns since December 31, 1994 and $2,951,000 of loans transferred into OREO.

  The Company's ratio of net loans to total deposits was 76.44% as of December 31, 1995. Typically, the Company maintains a ratio of loans to total deposits of between 70% and 85%. The loan portfolio primarily consists of commercial and real estate loans (including real estate term loans, construction loans and other loans secured by real estate). However, the Company adjusts its mix of lending and the terms of its loan programs according to market conditions and other factors. As presented in the table below, the mix of loans within the portfolio has changed from December 31, 1994 to December 31, 1995 with an increase in the percentage of real estate and installment loans in the portfolio as a result of the Overland Merger. Management expects that the mix of loans in future periods will remain consistent with the mix as of December 31, 1995. The Company's loans are typically made to businesses and individuals located within the Company's market area, most of whom have account relationships with FPNB. There is no concentration of loans exceeding 10% of total loans which is not disclosed in the categories presented below. The Company has not made any loans to foreign governments, banks, businesses or individuals. Commercial, real estate and construction loans in the Company's portfolio are primarily variable rate loans and have little interest rate risk. Credit risk in the portfolio has been reduced and loan quality continued to improve during 1995 as evidenced by the decrease in problem loans as of December 31, 1995.

  The table below presents the composition of the Company's loan portfolio as of the dates indicated.

                               LOAN PORTFOLIO(1)
                             (DOLLARS IN THOUSANDS)

                                                             DECEMBER 31,
                                    --------------------------------------------------------------
                                      1995         1994          1993          1992         1991
                                    --------     --------      --------      --------     --------
            Commercial              $ 62,867     $ 60,252      $ 62,629      $ 49,993     $ 68,093
            Real Estate               68,448       48,391        43,436        62,175       60,127
            Construction               6,204        9,795         6,192        21,707       28,815
            Installment                7,515        2,739         4,499         7,639       12,271
                                    --------     --------      --------      --------     --------
                 Total Loans        $145,034     $121,177      $116,756      $141,514     $169,306
                                    ========     ========      ========      ========     ========

(1) Loans are not net of ALLL, deferred loan fees and discounts of $3,104,000, $2,994,000, $4,282,000, $5,393,000 and $3,598,000 as of
         December 31, 1995, 1994, 1993, 1992 and 1991, respectively.

  Commercial Loans. Commercial loans accounted for 43.35% of the Company's loan portfolio as of December 31, 1995. Such loans are generally made to provide operating lines of credit, to finance the purchase of inventory or equipment and for other business purposes. Commercial loans are primarily made at rates that adjust with changes in the prevailing prime interest rate, are generally made for a maximum term of one year (unless they are term loans) and generally require interest payments to be made monthly. Typically, loans over one year require monthly principal and interest payments. The creditworthiness of the borrower is reviewed, analyzed and evaluated on a periodic basis. Most commercial loans are collateralized with business assets such as accounts
receivable, inventory and equipment.   Even with substantial collateralization
such as all the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

  Real Estate Loans. Real estate loans accounted for 47.19% of the Company's loan portfolio as of December 31, 1995. Real estate term lending, especially lending secured by vacant land, involves risks that real estate values in general will fall and that the value of the particular real estate security for a loan will fall. The Company makes commercial and industrial real estate term loans that are typically secured by a first trust deed. These loans are generally made for a maximum of five years, typically with a floating interest rate based on the prevailing prime interest rate, or with a fixed rate of interest, and with a 15- to 30-year payment amortization. Such loans are usually made for a maximum of 75% of the appraised value of the collateral.

  Construction Loans. Construction loans accounted for 4.28% of the Company's loan portfolio as of December 31, 1995. Most construction loans are made to individuals for the purpose of financing the construction of residences they intend to occupy upon completion of construction. Other construction loans are primarily made to owners of property who will use the proceeds for commercial purposes upon completion of construction. Construction loans are generally provided for a maximum of 80% of the appraised value of the collateral for terms of up to 18 months at floating interest rates based on the prevailing prime interest rate. Construction loans are provided to customers who have a demonstrated financial ability to complete the project being financed, a cash investment in the project, cash flow sufficient to service the debt and strong financial stability and integrity in the judgment of management. The borrower is usually prequalified for long-term financing at the time the construction loan is evaluated. Construction lending differs from other types of real estate lending because of uncertainties inherent in estimating construction costs, the length of the construction period, the market for the project upon completion and, in the case of a property intended for sale or rent, the time for lease-up or sale. If permanent financing is not obtained by the borrower or construction is not completed, the risk of default rises. Construction lending also involves risks that real estate values in general will fall and that the value of the particular real estate security for a loan will fall.

  Installment Loans. Installment loans accounted for 5.18% of the Company's loan portfolio as of December 31, 1995. The Company's installment loans are primarily for vehicle and aircraft purchases, home improvement and personal loans. Vehicle financing involves the risk that collateral will decline in value faster than the balance of the loan it secures.

  Loan Maturity and Interest Rate Sensitivity. The following table presents the maturity of commercial, real estate, construction and installment loans outstanding as of December 31, 1995 indicated according to contract terms.

                                 LOAN MATURITY
                             (DOLLARS IN THOUSANDS)

                                WITHIN ONE     ONE TO FIVE    AFTER FIVE
                                   YEAR           YEARS          YEARS        TOTAL
                                ----------     ----------     ---------     ----------
              Commercial         $24,240        $23,566        $15,061      $ 62,867
              Real Estate         14,915         37,586         15,947        68,448
              Construction         4,040            624          1,540         6,204
              Installment            359          4,962          2,194         7,515
                                 -------        -------        -------      --------
                                 $43,554        $66,738        $34,742      $145,034
                                 =======        =======        =======      ========

  The following table presents the interest rate sensitivity of loans maturing after one year as of December 31, 1995.

                           INTEREST RATE SENSITIVITY
                             (DOLLARS IN THOUSANDS)

                   Fixed interest rates  . . . . . .          $ 38,268
                   Variable interest rates . . . . .            63,212
                                                              --------
                        Total Loans Maturing After One Year   $101,480
                                                              ========

  Nonperforming Assets. Interest on loans is normally accrued from the date a disbursement is made and recognized as income as it is accrued. Generally, the Company reviews any loan on which payment has not been made for 90 days for potential nonaccrual. The loan is examined and the collateral is reviewed to determine loss potential. If the loan is placed on nonaccrual, any prior accrued interest which remains unpaid is reversed. Classification of a loan as nonaccrual does not necessarily mean that the loan will be charged off in the future. The $735,000 of loans classified as nonaccrual on December 31, 1995 primarily consisted of $361,000 in loans secured by real estate and $317,000 in commercial loans. The balance of the nonaccruals were in installment and other types of loans. The amount of interest income on nonaccrual and restructured loans that are deemed to be fully collectable is included in net earnings or loss for the years ended December 31, 1995, 1994 and 1993 in the amounts of $49,000, $207,000 and $71,000, respectively.

  The Company has established a monitoring system for its loans in order to identify potential problem loans and to permit the periodic evaluation of impairment and the adequacy of the allowance for loan losses in a timely manner. Impaired loans included in the Company's loan portfolio as of December 31, 1995 were $1,449,000, which had an aggregate specific related allowance amount of $173,000. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market prices of the impaired loan or (iii) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment of the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for loan losses. During 1995, the average balance of impaired loans was $2,402,000, and $81,000 of interest was recognized on these loans during the period of impairment on a cash basis in accordance with Company policy.

  The following table presents information with respect to the Company's past due loans and the components of nonperforming assets as of the dates indicated.

                           NONPERFORMING ASSET TRENDS
                             (DOLLARS IN THOUSANDS)


                                                                               DECEMBER 31,
                                                           ----------------------------------------------------
                                                            1995        1994        1993       1992       1991
                                                           ------      ------     -------     ------     ------
 Nonperforming loans:
   Loans 90 days or more past due and still accruing
      interest                                             $    0      $    6     $ 1,018     $3,773     $2,711
   Loans on nonaccrual                                        735       2,587       6,690      2,890      4,336
                                                           ------      ------     -------     ------     ------
 Total nonperforming loans                                    735       2,593       7,708      6,663      7,047
 Other real estate owned                                    3,139       5,044       5,202      2,555        626
                                                           ------      ------     -------     ------     ------
      Total Nonperforming Assets                           $3,874      $7,637     $12,910     $9,218     $7,673
                                                           ======      ======     =======     ======     ======
 Interest income which would have been recorded under
   original terms for loans on nonaccrual basis               $52        $122        $378       $194       $257

  Nonperforming assets totaled $3,874,000 or 2.61% of total loans, leases and OREO as of December 31, 1995, as compared to $7,637,000 or 6.05% as of December 31, 1994. The following table presents the balance of nonperforming assets by type as of December 31, 1995.

                          NONPERFORMING ASSETS BY TYPE
                             (DOLLARS IN THOUSANDS)

                                       COMMERCIAL    REAL ESTATE    INSTALLMENT     TOTAL
                                       ----------    -----------    -----------     -----
      Nonperforming loans:
        Current                              $0             $0          $ 0             $0
        Noncurrent                          317            361           57            735
      Other real estate owned               857          2,282            0          3,139
                                         ------         ------          ---         ------
                                         $1,174         $2,643          $57         $3,874
                                         ======         ======          ===         ======

  Management continually evaluates the credit risks of such loans and believes it currently has provided adequately for the credit risks associated with these loans. The Comptroller concluded examinations of FPNB in September 1995 and November 1994 and did not suggest additional provisions. The Company expects that the amounts of nonperforming assets and loans on nonaccrual basis will continue to decrease during 1996 as a result of improved loan and problem asset management. However, the stagnated local real estate market could frustrate these efforts.

  Allowance for Loan and Lease Losses. The Company maintains an ALLL which it considers adequate to cover the risk of losses in the loan portfolio. The ALLL is based upon management's ongoing evaluation of the quality of the loan portfolio, total outstanding and committed loans, previous charges against the allowance and current and anticipated economic conditions. In making its evaluation, the Company takes into account the results of regulatory examinations of the Company and FPNB, which can be expected to occur at least once each year. The Comptroller completed its most recent examinations of FPNB in September 1995 and November 1994. As a result of the examinations the allowance was found to be adequate and no additional provision for loan losses was required. The Company's management believed that as of December 31, 1995 the allowance was adequate. The amount of the provision for loan losses is a charge against earnings. Actual loan losses are charged against the ALLL.

  Each quarter the management of the Company conducts an in-depth analysis of the composition of the Company's loan portfolio, examines historical information with regard to charged-off loans in each category, and determines the adequacy of the allowance with regard to its analysis. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions for loan losses in the future.

  The provisions for loan losses for the years ended December 31, 1995 and 1994 were $600,000 and $0, respectively. The increase in 1995 as compared to 1994 resulted from an analysis conducted by management which deemed it necessary for an addition to the allowance to adequately cover potential known and inherent risks in the loan portfolio. The provision for the year ended December 31, 1994 was $0 as compared to $3,106,000 for 1993. The decrease in 1994 as compared to 1993 was due to a decrease in loan charge-offs and problem loans, improved credit quality, aggressive collection efforts resulting in higher recoveries and a revised and improved loan approval management system.

  The provisions for loan losses for the years ended December 31, 1993, 1992 and 1991 were $3,106,000, $6,210,000 and $3,270,000, respectively. Significant provisions were recorded during these years primarily to provide for increased potential loan losses due to the deterioration of local real estate markets.

  As of December 31, 1995, the allowance for loan losses totaled $2,013,000 or 1.40% of total loans as compared with $2,666,000 or 2.20% of total loans as of December 31, 1994. As of December 31, 1995 and 1994, the ALLL was 273.88% and 102.82%, respectively, of nonperforming loans. The ALLL decreased by $653,000 as of December 31, 1995 compared to December 31, 1994, due to the addition of the ALLL recorded as a result of the Overland Merger of $803,000 and provisions of $600,000 less net charge-offs of $2,056,000. The decrease as of December 31, 1995 as compared to December 31, 1994 in the ratio of allowance for loan losses to total loans outstanding is due to a reduction in nonperforming loans in relation to an increase in total loans of which $30,159,000 were recorded as a result of the Overland Merger. The decrease in the ALLL and the ALLL to total loans outstanding as of December 31, 1994 as compared to December 31, 1993 was due to an improving loan portfolio and an allowance for loan losses that adequately covered charge-offs for 1994.

  On at least a monthly basis, the Company reviews classified loans to determine the risk of loss and estimates losses that may occur on such loans should they become nonperforming or impaired. The Company also takes into account the possibility of loss on loans, both principal and interest, which are not classified and provides for this inherent risk.

  Net charge-offs for the Company increased to $2,056,000 from $1,164,000 for the years ended December 31, 1995 and 1994, respectively, due primarily to the resolution of problem loans acquired in the Overland Merger. Net charge-offs to average loans for the years ended December 31, 1995 and 1994 totaled 1.51% and 1.03%, respectively.

  The following table presents charged-off loans, provisions for loan losses and adjustments to recoveries on loans previously charged off and the amount of the allowance for loan losses for the dates indicated.

                ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES
                             (DOLLARS IN THOUSANDS)

                                                             YEARS ENDED DECEMBER 31,
                                             ------------------------------------------------------
                                              1995        1994        1993        1992        1991
                                             ------      ------      ------      ------      ------
 Balance at beginning of period  . . .       $2,666      $3,830      $4,793      $3,010      $1,607
 Loan charge-offs:
   Commercial  . . . . . . . . . . . .          501         510         993       1,939       1,299
   Real estate . . . . . . . . . . . .        1,838         853       3,225       2,050         404
   Construction  . . . . . . . . . . .            0           0           0          45           0
   Installment . . . . . . . . . . . .          114          98         267         550         239
                                             ------      ------      ------      ------      ------
 Total loan charge-offs  . . . . . . .        2,453       1,461       4,485       4,584       1,942
 Loan recoveries:
   Commercial  . . . . . . . . . . . .          238         154         347         111          53
   Real Estate . . . . . . . . . . . .           14          96          27          22           0
   Construction  . . . . . . . . . . .          101           0           0           0           0
   Installment . . . . . . . . . . . .           44          47          42          24          22
                                             ------      ------      ------      ------      ------
 Total loan recoveries . . . . . . . .          397         297         416         157          75
                                             ------      ------      ------      ------      ------
   Net loan charge-offs  . . . . . . .        2,056       1,164       4,069       4,427       1,867
 Provisions for loan losses  . . . . .          600           0       3,106       6,210       3,270
 Allowance adjustment(1) . . . . . . .          803           0           0           0           0
                                             ------      ------      ------      ------      ------
 Balance at End of Period  . . . . . .       $2,013      $2,666      $3,830      $4,793      $3,010
                                             ======      ======      ======      ======      ======
 Ratio of net loan charge-offs during
   the period to average loans
   outstanding for the period  . . . .         1.51%       1.03%       3.16%       2.77%       1.10%
 Ratio of loan recoveries during
   the period to charge-offs
   during the period . . . . . . . . .        16.18%      20.33%       9.28%       3.42%       3.86%
---------------

(1)  Represents allowance acquired in Overland Merger.

  The following table presents the allocation of the ALLL as of the dates indicated. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans.

               ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES
                             (DOLLARS IN THOUSANDS)

                                                                         DECEMBER 31,
                                        -----------------------------------------------------------------------------
                                                  1995                       1994                      1993
                                        ------------------------    -----------------------   -----------------------
                                                      PERCENT OF                 PERCENT OF                PERCENT OF
                                                       LOANS IN                   LOANS IN                  LOANS IN
                                        ALLOWANCE        EACH       ALLOWANCE       EACH       ALLOWANCE      EACH
                                         FOR LOAN      CATEGORY      FOR LOAN     CATEGORY     FOR LOAN     CATEGORY
                                        AND LEASE      TO TOTAL     AND LEASE     TO TOTAL     AND LEASE    TO TOTAL
                                          LOSSES        LOANS         LOSSES        LOANS       LOSSES        LOANS
                                        ---------     ----------    ---------    ----------    ---------   ----------
Commercial                               $  626       43.35%         $  643       49.73%       $1,668       53.64%
Real Estate                               1,037       47.19%          1,100       39.93%        1,320       37.20%
Construction                                 71        4.28%             81        8.08%          400        5.30%
Installment                                  84        5.18%             32        2.26%           95        3.86%
Unallocated                                 195          N/A            810          N/A          347          N/A
                                            ---          ---            ---          ---          ---          ---
          Total                          $2,013         100%         $2,666         100%       $3,830         100%
                                         ======         ====         ======         ====       ======         ====

                                                              DECEMBER 31,
                                        --------------------------------------------------------
                                                   1992                          1991
                                        -------------------------      -------------------------
                                                       PERCENT OF                     PERCENT OF
                                                        LOANS IN                       LOANS IN
                                        ALLOWANCE         EACH         ALLOWANCE         EACH
                                         FOR LOAN       CATEGORY       FOR LOAN        CATEGORY
                                        AND LEASE       TO TOTAL       AND LEASE       TO TOTAL
                                          LOSSES         LOANS          LOSSES           LOANS
                                          ------         ------         ------           ------
 Commercial                               $1,710         35.33%         $1,365           40.22%
 Real Estate                               1,436         43.94%            662           35.51%
 Construction                                612         15.34%            541           17.02%
 Installment                                 477          5.39%            207            7.25%
 Unallocated                                 558            N/A            235              N/A
                                          ------            ---            ---              ---
         Total                            $4,793           100%         $3,010             100%
                                          ======           ====         ======             ====

  Credit Risk Management. The risk of nonpayment of loans is an inherent aspect of commercial banking. The degree of perceived risk is taken into account in establishing the structure of, and interest rates and security for, specific loans and various types of loans. The Company strives to minimize its credit risk exposure by its credit underwriting standards and loan policies and procedures. Management continually evaluates the credit risks of such loans and believes it has provided adequately for the credit risks associated with these loans. The Company has implemented and expects to continue to implement and update new policies and procedures to improve its credit risk management.

PREMISES AND EQUIPMENT, ACCRUED INTEREST AND OTHER ASSETS AND GOODWILL

  Premises and equipment, accrued interest and other assets and goodwill were $12,101,000 as of December 31, 1995, an increase of $3,894,000 or 47.45% from
$8,207,000 as of December 31, 1994. The increase was primarily due to $3,116,000 of such assets acquired in the Overland Merger, including $1,683,000 of goodwill. In addition, a net deferred tax asset of $900,000 was recorded during 1995. See "Results of Operations -- Income Taxes."

DEPOSITS

  Average deposits were $180,393,000 for the year ended December 31, 1995, an increase of $30,112,000 or 20.04% from $150,281,000 of average deposits for the year ended December 31, 1994. Average deposits of $150,281,000 for the year ended December 31, 1994 had decreased $18,092,000 or 10.75% from $168,373,000 for the year ended December 31, 1993. As of December 31, 1995, total deposits were $185,664,000, representing an increase of $39,221,000 or 26.78% from $146,443,000 in total deposits as of December 31, 1994. The increase in deposits during 1995 was due primarily to the $39,098,000 in deposits acquired from Overland. As of December 31, 1994, total deposits were $146,443,000, representing a decrease of $6,561,000 or 4.29% from $153,004,000 in total deposits as of December 31, 1993. The decrease in total deposits from December 31, 1994 to December 31, 1993 resulted from an increase in noninterest-bearing deposits of $1,282,000 and a decrease in interest-bearing deposits of $7,843,000.

  The Company has historically maintained demand deposits of greater than 50% of total deposits, largely due to its strategy of targeting the deposits of small to medium-sized businesses and professionals and its practice of encouraging business borrowers to maintain compensating balances. For the year ended December 31, 1995, average demand deposits were $117,325,000 or 65.04% of average deposits. For the year ended December 31, 1994, average demand deposits were $102,470,000 or 68.19% of average deposits. Average noninterest-bearing demand deposits accounted for 20.64% of average deposits for the year ended December 31, 1995 and 18.48% of average deposits for the year ended December 31, 1994.

  Average interest-bearing deposits were $143,168,000 for the year ended December 31, 1995, representing an increase of $20,662,000 or 16.87% over the $122,506,000 in average interest-bearing deposits for the year ended December 31, 1994. The increase in average interest-bearing deposits during 1995 was primarily due to the $29,799,000 of interest-bearing deposits acquired from Overland on April 1, 1995, which were outstanding for nine months of the year. Average interest-bearing deposits were $122,506,000 for the year ended December 31, 1994, representing a decrease of $17,612,000 or 12.57% from $140,118,000 as of December 31, 1993. The decrease was primarily in certificates of deposit. See "Net Interest Income."

  The Company's ratios of average Core Deposits to average deposits were 91.56% and 93.84% as of December 31, 1995 and 1994, respectively. Substantially all of the certificates of deposit of $100,000 and over are held by customers who have or have had other business relationships with the Company and who reside within its market area.

  The following table presents the Company's average deposits and the average rate paid for each category of deposits for the periods indicated.

                          AVERAGE DEPOSIT INFORMATION
                             (DOLLARS IN THOUSANDS)

                                                                   DECEMBER 31,
                                       --------------------------------------------------------------------
                                                1995                   1994                   1993
                                       ---------------------  ---------------------  ----------------------
                                         AVERAGE     AVERAGE    AVERAGE     AVERAGE    AVERAGE     AVERAGE
                                        AMOUNT OF     RATE     AMOUNT OF     RATE     AMOUNT OF      RATE
                                       DEPOSITS(1)   PAID(2)  DEPOSITS(1)   PAID(2)  DEPOSITS(1)     PAID
                                       -----------   -------  -----------   -------  -----------   --------
 Noninterest-bearing demand
   deposits                              $ 37,225       N/A     $ 27,775        N/A     $ 28,255       N/A
 Interest-bearing demand
   deposits                                80,100     1.95%       74,695      1.63%       81,179     2.05%
 Savings deposits                          13,898     1.98%       11,864      1.95%       12,724     2.36%
 Certificates of deposit:
   Under $100,000                          33,953     5.18%       26,693      3.31%       33,643     3.39%
   $100,000 or more                        15,217     5.72%        9,254      3.56%       12,572     3.36%
                                         --------               --------                --------
 Total certificates of
   deposit                                 49,170                 35,947                  46,215
                                         --------               --------                --------
      Total Average Deposits             $180,393               $150,281                $168,373
                                         ========               ========                ========

---------------
(1)      Averages are daily averages.
(2)      Rates are annualized.

  The following table presents the maturity schedule of certificates of deposit of $100,000 or more as of December 31, 1995.

                     CERTIFICATES OF DEPOSIT OVER $100,000
                             (DOLLARS IN THOUSANDS)

            Three months or less                                                        $10,202
            Over three through six months                                                 3,849
            Over six through 12 months                                                    2,338
            Over 12 months                                                                  744
                                                                                        -------
              Total                                                                     $17,133
                                                                                        =======

FINANCIAL RATIOS

  The following table presents certain financial ratios for the periods indicated.

                          RETURN ON EQUITY AND ASSETS

                                                                                 YEARS ENDED DECEMBER 31,
                                                                               1995         1994       1993
                                                                              -------      ------     ------
            Return on average total assets(1)                                   0.95%       0.20%      (2.77%)
            Return on average equity(1)                                        12.98%       4.36%     (50.14%)
            Dividend payout ratio                                               0.00%       0.00%       0.00%
            Average equity to average total assets(1)                           7.32%       4.74%       5.53%
---------------

(1)      Averages are daily averages

CAPITAL RESOURCES

  The Company engages in an ongoing assessment of its capital needs in order to maintain an adequate level of capital to support its growth and protect depositors. This assessment is based on the Company's evaluation of the capital needed to effect its business plans and regulatory requirements. The Company's two sources of capital are internally generated funds and the capital markets. Historically, the Company relied primarily on internally generated capital.

  In November 1994, the Company completed the Private Offerings, which increased its capitalization by $3,034,000. The Overland Merger resulted in an increase in capital of $4,255,000. Management believes its capital resources are adequate for the foreseeable future. However, no assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased capital requirements. See "Item 1. Description of Business
- General Development of Business."

  The FRB and the Comptroller adopted risk-based capital adequacy guidelines effective March 15, 1989. These guidelines established a "Risk-based Capital Ratio" determined by allocating assets and specified off-balance sheet commitments into weighted categories, with higher levels of capital required of the activities perceived as representing a greater risk. The guidelines also require increased capital levels. The ratio of total qualifying capital to weighted risk assets must equal at least 8%. Of the total 8%, at least 4% of the total qualifying capital to weighted risk assets must be "Tier 1" or core capital consisting primarily of equity stock. In addition, the FRB, the Comptroller and the FDIC adopted Leverage Ratio requirements effective January 1, 1991 which require the Company to maintain a minimum core capital of at least 4% of their assets.

  As of December 31, 1995, the Company met all regulatory capital ratio requirements and was considered "well capitalized" in accordance with FDICIA.

  The following table presents the capital levels and ratios as of December 31, 1995. The Company information is based on the FRB risk-based capital adequacy rules and leverage requirements.

                               REGULATORY CAPITAL
                             (DOLLARS IN THOUSANDS)

                                                   DECEMBER 31, 1995
                                                 ---------------------
                                                   AMOUNT       RATIO
                                                 ---------     -------
 LEVERAGE RATIOS:
 Tier 1 capital                                  $ 15,039        7.25%
 Minimum required                                   8,297        4.00%
                                                  -------        -----
      Excess                                     $  6,742        3.25%
                                                 ========        =====
           Total Assets(1)                               $207,434
 RISK-BASED CAPITAL RATIOS:
 Tier 1 capital                                  $ 15,048        9.32%
 Minimum required                                   6,458        4.00%
                                                  -------        -----
      Excess                                     $  8,590        5.32%
                                                  =======        =====
 Total capital                                   $ 17,066       10.57%
 Minimum required                                  12,917        8.00%
                                                 --------        -----
   Excess                                        $  4,149        2.57%
                                                 ========        =====
           Total Risk                                    $161,459
             weighted Assets

---------------
(1) Does not include unrealized gains on investment securities available for sale, goodwill and discount on loans acquired.

  Because the RB Bancorp Merger is to be a cash purchase, no additional capital will be created as a result of the transaction. Therefore, the Company's and FPNB's capital ratios will decrease in the short term as a result of the RB Bancorp Merger. Management anticipates that FPNB and the Company will be adequately capitalized immediately after the RB Bancorp Merger. See "Item 1. Description of Business--General Development of Business."

ITEM 7.     FINANCIAL STATEMENTS.

                              FINANCIAL STATEMENTS

                                                                       Page
                                                                       ----
Independent Auditor's Report                                           F-1
Consolidated Balance Sheets at December 31, 1995 and
      December 31, 1994                                                F-2
Consolidated Statements of Operations for the Years
      Ended December 31, 1995, 1994 and 1993                           F-3
Consolidated Statements of Stockholders' Equity for
      the Years Ended December 31, 1995, 1994 and 1993                 F-4
Consolidated Statement of Cash Flows for the Years
      Ended December 31, 1995, 1994 and 1993                           F-5
Notes to Consolidated Financial Statements                             F-6


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                        FP BANCORP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
                          CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                              -------------------------------
ASSETS                                                                              1995             1994
-------------------------------------------------------------------------------------------------------------
Cash and due from banks (note 3)                                              $  14,293,000    $   9,627,000
Federal funds sold                                                                2,000,000             --
Investment securities available for sale, at fair value (note 4)                 27,581,000        8,192,000
Investment securities held to maturity, at amortized cost (note 4)                7,753,000       15,465,000
Loans, net of allowance for loan losses of $2,013,000 and
$2,666,000 in 1995 and 1994, respectively (note 5)                              141,930,000      118,183,000
Other real estate owned, net (note 6)                                             3,139,000        5,044,000
Premises and equipment, net (note 7)                                              6,550,000        5,956,000
Goodwill, net (note 2)                                                            1,603,000             --
Accrued interest and other assets                                                 3,948,000        2,251,000
-------------------------------------------------------------------------------------------------------------
Total assets                                                                  $ 208,797,000    $ 164,718,000
============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------
DEPOSITS (NOTES 4 AND 8):
Noninterest-bearing                                                           $  41,234,000    $  28,027,000
Interest-bearing                                                                144,430,000      118,416,000
-------------------------------------------------------------------------------------------------------------
Total deposits                                                                  185,664,000      146,443,000
-------------------------------------------------------------------------------------------------------------
Federal funds purchased                                                                --          2,800,000
Debentures (note 9)                                                               4,575,000        4,575,000
Accrued expenses and other liabilities                                            1,725,000        1,080,000
-------------------------------------------------------------------------------------------------------------
Total liabilities                                                               191,964,000      154,898,000
-------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (NOTES 12 AND 13):
Common stock, par value $.001, authorized 4,000,000 shares; issued and outstanding 2,650,811 and 1,821,879 shares
in 1995 and 1994, respectively                                                        3,000            2,000
Additional paid-in capital                                                       24,556,000       20,287,000
Accumulated deficit                                                              (7,910,000)      (9,821,000)
Receivable from ESOP (note 14)                                                     (100,000)        (133,000)
Unrealized net gains (losses) on investment securities
available for sale (note 4)                                                         284,000         (515,000)
-------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                       16,833,000        9,820,000
-------------------------------------------------------------------------------------------------------------
Commitments and contingencies (notes 14,15,16,17,18 and 19)
Total liabilities and stockholders' equity                                    $ 208,797,000    $ 164,718,000
============================================================================================================


See accompanying notes to consolidated financial statements.

                        FP BANCORP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Years ended December 31,
                                                         ------------------------------------------------------------------
                                                                1995              1994             1993
---------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans (note 5)                         $14,851,000      $11,364,000       $11,852,000
Federal funds sold                                              422,000          120,000           279,000
Interest-earning deposits                                        19,000            4,000           221,000
Investment securities (note 4):
 Taxable                                                      1,783,000        1,185,000           585,000
 Exempt from Federal income tax                                       -           45,000           184,000
---------------------------------------------------------------------------------------------------------------------------
Total interest income                                        17,075,000       12,718,000        13,121,000
---------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Deposits (note 8)                                             4,467,000        2,660,000         3,523,000
Other (note 9)                                                  487,000          485,000           396,000
---------------------------------------------------------------------------------------------------------------------------
Total interest expense                                        4,954,000        3,145,000         3,919,000
---------------------------------------------------------------------------------------------------------------------------
Net interest income                                          12,121,000        9,573,000         9,202,000
Provision for loan losses (note 5)                              600,000                -         3,106,000
---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses          11,521,000        9,573,000         6,096,000
---------------------------------------------------------------------------------------------------------------------------
OTHER OPERATING INCOME:
Service charges                                               1,949,000        1,359,000         1,737,000
Other                                                           357,000          321,000           264,000
---------------------------------------------------------------------------------------------------------------------------
Total other operating income                                  2,306,000        1,680,000         2,001,000
---------------------------------------------------------------------------------------------------------------------------
OTHER OPERATING EXPENSES:
Salaries and employee benefits                                5,521,000        4,686,000         5,279,000
Professional services                                         1,840,000        1,710,000         2,303,000
Occupancy, net                                                1,164,000        1,324,000         1,406,000
Furniture and equipment                                         838,000          667,000           939,000
Other real estate owned, net                                    745,000          625,000           778,000
Merchant credit card charges                                    500,000          366,000           378,000
Office supplies                                                 384,000          310,000           361,000
Promotional                                                     361,000          206,000           236,000
FDIC assessment                                                 252,000          444,000           539,000
Loss on sale of investment securities                           158,000                -                 -
Amortization of goodwill                                         80,000                -                 -
Other                                                           901,000          583,000           946,000
---------------------------------------------------------------------------------------------------------------------------
Total other operating expenses                               12,744,000       10,921,000        13,165,000
---------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                           1,083,000          332,000        (5,068,000)
Income tax benefit (note 11)                                   (828,000)               -                 -
---------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                         $ 1,911,000      $   332,000       $(5,068,000)
===========================================================================================================================
Primary earnings (loss) per share                           $       .77      $       .26       $     (4.18)
===========================================================================================================================
Fully diluted earnings (loss) per share                     $       .72      $       .26       $     (4.18)
===========================================================================================================================

See accompanying notes to consolidated financial statements.

                        FP BANCORP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             Years ended December 31,
                                                  -------------------------------------------------------------------------
                                                                         1995            1994          1993
---------------------------------------------------------------------------------------------------------------------------
COMMON STOCK:
Balance at beginning of year
(1,821,879, 1,213,479 and 1,213,479 shares, respectively)          $      2,000    $      1,000    $      1,000
Private offering issuances, net (608,400 shares)                           --             1,000            --
Exercise of stock options (2,800 shares)                                   --              --              --
Common stock issued in merger (826,132 shares)                            1,000            --              --
---------------------------------------------------------------------------------------------------------------------------
Balance at end of year
(2,650,811, 1,821,879 and 1,213,479 shares, respectively)                 3,000           2,000           1,000
---------------------------------------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year                                         20,287,000      17,254,000      17,254,000
Private offering issuances, net                                            --         3,033,000            --
Exercise of stock options                                                15,000            --              --
Common stock issued in merger                                         4,254,000            --              --
---------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                               24,556,000      20,287,000      17,254,000
---------------------------------------------------------------------------------------------------------------------------
ACCUMULATED DEFICIT:
Balance at beginning of year                                         (9,821,000)    (10,153,000)     (5,085,000)
Net earnings (loss)                                                   1,911,000         332,000      (5,068,000)
---------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                               (7,910,000)     (9,821,000)    (10,153,000)
---------------------------------------------------------------------------------------------------------------------------
RECEIVABLE FROM ESOP:
Balance at beginning of year                                           (133,000)       (167,000)       (208,000)
Payments from ESOP                                                       33,000          34,000          41,000
---------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                 (100,000)       (133,000)       (167,000)
---------------------------------------------------------------------------------------------------------------------------
Unrealized Net Gains (Losses) on Investment
  Securities Available for Sale:
Balance at beginning of year                                           (515,000)           --              --
Change in net unrealized gains (losses) on investment securities
available for sale                                                      799,000        (515,000)           --
---------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                  284,000        (515,000)           --
---------------------------------------------------------------------------------------------------------------------------
Total                                                              $ 16,833,000    $  9,820,000    $  6,935,000
===========================================================================================================================


See accompanying notes to consolidated financial statements.

                        FP BANCORP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Years ended December 31,
                                                          ------------------------------------------------------------------------
                                                                                         1995            1994           1993
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                                $  1,911,000    $    332,000    $ (5,068,000)
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Depreciation and amortization                                                           943,000         878,000         945,000
Benefit for deferred taxes                                                             (828,000)           --              --
Provision for loan losses                                                               600,000            --         3,106,000
Provision for losses on other real estate owned                                         537,000         455,000         504,000
Gain on sale of other real estate owned                                                (213,000)        (81,000)        (92,000)
(Gain) loss on sale of investment securities available for sale                         158,000         (18,000)           --
Gain on sale of investment securities held to maturity                                     --              --           (19,000)
Decrease (increase) in other assets and other liabilities                            (1,237,000)        419,000       3,194,000
Increase (decrease) in deferred loan origination fees                                   239,000        (124,000)       (148,000)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                             2,110,000       1,861,000       2,422,000
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in loans outstanding                                              1,705,000      (8,909,000)     15,695,000
Proceeds from sale of other real estate owned                                         6,107,000       2,648,000       1,935,000
Net maturities of interest-earning deposits                                           1,853,000         887,000       9,806,000
Maturities of investment securities available for sale                                3,215,000       1,789,000            --
Maturities of investment securities held to maturity                                  1,274,000         365,000       5,659,000
Purchase of investment securities available for sale                                (24,859,000)     (1,000,000)           --
Purchase of investment securities held to maturity                                   (1,871,000)     (1,859,000)    (21,602,000)
Proceeds from sale of investment securities available for sale                       15,077,000       2,198,000            --
Proceeds from sale of investment securities held to maturity                               --              --         2,312,000
Payments from ESOP                                                                       33,000          34,000          41,000
Net capital expenditures for premises and equipment                                    (682,000)       (206,000)       (139,000)
Cash acquired in merger                                                               5,366,000            --              --
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                   7,218,000      (4,053,000)     13,707,000
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in interest-bearing deposits                                            (3,784,000)     (7,843,000)    (27,341,000)
Net increase (decrease) in noninterest-bearing deposits                               3,907,000       1,282,000      (9,138,000)
Increase (decrease) in Federal funds purchased                                       (2,800,000)      2,800,000            --
Proceeds from exercise of stock options                                                  15,000            --              --
Payments on notes payable                                                                  --              --          (208,000)
Net proceeds from private offering                                                         --         3,034,000            --
Proceeds from sale of debentures                                                           --              --         4,575,000
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                (2,662,000)       (727,000)    (32,112,000)
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                  6,666,000      (2,919,000)    (15,983,000)
Cash and cash equivalents at beginning of period                                      9,627,000      12,546,000      28,529,000
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                         $ 16,293,000    $  9,627,000    $ 12,546,000
===================================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                                                           $  4,781,000    $  2,788,000    $  3,594,000
Income taxes                                                                       $     72,000    $       --      $       --
===================================================================================================================================
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer from loans to other real estate owned                                     $  2,951,000    $  4,524,000    $  4,994,000
===================================================================================================================================
Loans to facilitate sale of other real estate owned                                $     62,000    $  1,200,000    $       --
===================================================================================================================================
Common stock issued in merger                                                      $  4,255,000    $       --      $       --
===================================================================================================================================
Transfer from other real estate owned to bank premises                             $       --      $    460,000    $       --
===================================================================================================================================
Transfer of investment securities from held to maturity
to available for sale                                                              $  8,450,000    $ 11,792,000    $       --
===================================================================================================================================
Change in net unrealized gains (losses) on investment
securities available for sale                                                      $    799,000    $   (515,000)   $       --
===================================================================================================================================

See accompanying notes to consolidated financial statements.

                        FP BANCORP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of FP Bancorp, Inc. (formerly ENB Holding Company) and its subsidiary (the "Company") conform to generally accepted accounting principles and to general practice within the banking industry. The following is a description of the more significant of the policies.

(a)  PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of FP Bancorp and its wholly-owned subsidiary, First Pacific National Bank ("FPNB"). All material intercompany accounts and transactions have been eliminated in the consolidated financial statements. The parent company financial statements are presented using the equity method of accounting (note 20).

On March 15, 1993, the Board of Directors of the Company approved the merger of its three wholly-owned subsidiary banks, Escondido National Bank, San Marcos National Bank and Temecula Valley National Bank. As of July 30, 1993 the merger of the three wholly-owned subsidiary banks into one bank, FPNB, was completed.

The Company's consolidated financial statements as of and for the year ended December 31, 1995 include combined operations with Overland Bank ("Overland") for the nine-month period from April 1, 1995 through December 31, 1995 (note 2).

(b)  CASH AND CASH EQUIVALENTS:

For purposes of the statements of cash flows, cash and cash equivalents consist of cash on hand, due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

(c)  INVESTMENT SECURITIES:

In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement 115"), management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at time of purchase to hold securities until maturity, they are classified as held to maturity. Investment securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts over the period to maturity of the related security using the interest method. Securities to be held for indefinite periods of time, but not necessarily to be held to maturity or on a long-term basis are classified as available for sale and carried at fair value with unrealized gains or losses reported as a separate component of stockholders' equity, net of applicable income taxes. Realized gains or losses on the sale of securities available for sale, if any, are determined using the amortized cost of the specific securities sold. Securities available for sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, prepayment risk and other related factors. Securities are individually evaluated for appropriate classification, when acquired; consequently, similar types of securities may be classified differently depending on factors existing at the time of purchase. Effective January 1, 1994, the Company adopted Statement 115.

(d)  LOANS:

Interest on loans is accrued as earned. The accrual of interest on loans is discontinued when, in management's judgment, a reasonable doubt exists as to the collectability of such interest in the normal course of business. Nonaccrual loans that become current as to both principal and interest can be returned to accrual status subject to appropriate management approval.

Nonrefundable fees and related direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. Net deferred fees and costs are recognized in interest income over the terms of the loans using the interest method. The amortization of loan fees is discontinued on nonaccrual loans.

                        FP BANCORP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loan discounts and premiums acquired are accreted or amortized into interest income as an adjustment of yield over the terms of the loans using the interest method.

(e) ALLOWANCE FOR LOAN LOSSES:

An allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio and other extensions of credit, including off-balance sheet credit extensions. The allowance is based upon a continuing review of the portfolio, past loan loss experience, current economic conditions which may affect the borrowers' ability to pay, and the underlying collateral value of the loans. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged off are added to the allowance.

In May 1993, Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("Statement 114") and in October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("Statement 118"). Under the provisions of Statement 114, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Statement 114 defines methods of measuring impairment and, if the measure of the impaired loan is less than the recorded investment in the loan, it requires a creditor to create a valuation allowance with a corresponding charge to the provision for loan losses. Statement 118 amends Statement 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans. In addition, Statement 118 amends certain disclosure requirements of Statement 114. Effective January 1, 1995, the Company adopted Statements 114 and 118 on a prospective basis, and the adoption had no material effect on the Company's financial condition or results of operations.

(f)  OTHER REAL ESTATE OWNED:

Real estate acquired by foreclosure is recorded at fair value. Fair value is based on current appraisals less estimated selling costs. Write-downs to the fair value at the time of acquisition of the real estate are made by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses and recognized as a valuation allowance. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other expenses.

(g)  PREMISES AND EQUIPMENT:

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to operating expense using the straight-line method over the estimated useful lives of the assets, which range from three to forty years. Leasehold improvements are capitalized and amortized to operating expense over the term of the respective lease or the estimated useful life of the improvement, whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred.

(h)  GOODWILL:

Goodwill is amortized on a straight-line basis over its estimated useful life of fifteen years. Goodwill is reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the asset.

(i)  DEBENTURE COSTS:

Debenture costs are amortized over the term of the debenture using the interest method.

                        FP BANCORP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j)  INCOME TAXES:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"("Statement 109"). Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(k)  EARNINGS (LOSS) PER SHARE:

Primary earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents and are included in the primary net earnings (loss) per share calculation for that period unless the effect is determined to be antidilutive. The weighted average numbers of shares used for the primary earnings (loss) per share calculations were 2,483,000, 1,262,000 and 1,213,000 in 1995, 1994 and 1993, respectively.

Fully diluted earnings (loss) per share is computed by dividing net earnings
(loss) by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities. The subordinated convertible debentures are considered to be other potentially dilutive securities and are included in the earnings (loss) per share calculations unless the effect is determined to be antidilutive. The weighted average numbers of shares used for the fully diluted earnings (loss) per share calculations were 3,019,000, 1,269,000 and 1,213,000 in 1995, 1994 and 1993, respectively.

(l)  USE OF ESTIMATES:

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(m)  NEW ACCOUNTING STANDARDS:

In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("Statement 121"). Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, Statement 121 requires that long-lived assets and certain identified intangibles to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. Statement 121 must be adopted for financial statements for fiscal years beginning after December 15, 1995. The impact on the Company of adopting Statement 121 is not expected to be material.

Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("Statement 123"), issued by the FASB in October 1995, applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price, except for employee stock ownership plans. A new method of accounting for stock-based compensation arrangements with employees is established by Statement 123. The new method is a fair value-based method rather than the intrinsic value based method that is contained in APB Opinion No. 25 ("Opinion 25").

The Statement 123 fair value-based method will result in higher compensation costs than the Opinion 25 intrinsic value-based

                        FP BANCORP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

method for fixed stock option compensation plans and will result in different compensation costs for variable stock option compensation plans. Also, many employee stock purchase plans that are considered noncompensatory under Opinion 25 will be compensatory and result in the recognition of compensation costs under the fair value-based method.

Statement 123 does not require an entity to adopt the new fair value-based method for purposes of preparing its basic financial statements. Entities are allowed either to continue to use the Opinion 25 method or to adopt the Statement No. 123 fair value-based method. However, disclosure of the pro forma net earnings and earnings per share, as if the fair value method of accounting for stock-based compensation had been elected, is required for fiscal years beginning after December 15, 1995.

The impact on the Company of adopting Statement 123 is not expected to be material.

(n)  RECLASSIFICATIONS:

Certain 1994 and 1993 amounts have been reclassified to conform to the presentation used in 1995.

2)  ACQUISITION OF OVERLAND BANK

On April 1, 1995, the Company completed the merger of Overland into FPNB (the "Overland Merger") for a net purchase price of $5,446,000, including acquisition costs of $1,191,000. The acquisition was recorded using the purchase method of accounting. Under this method of accounting the purchase price was allocated to the respective assets acquired with a fair value of $43,419,000 and liabilities assumed with a fair value of $39,656,000 at the date of the purchase transaction. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill. Pursuant to the merger agreement, all of the outstanding shares of Overland common stock were converted into newly issued shares of Company common stock. The number of shares of Company common stock issued upon the conversion of each share of Overland common stock was
 .1006 shares, resulting in the issuance of 826,132 shares of Company common stock.

The unaudited consolidated information below indicates on a pro forma basis the results of operations if Overland had been acquired by the Company as of January 1, 1995 and 1994.

                                                  December 31,
--------------------------------------------------------------------------------
                                             1995               1994
--------------------------------------------------------------------------------
Net interest income                       $12,590,000       $11,852,000
Net earnings                              $ 2,099,000       $   210,000
Primary earnings per share                $       .79       $       .11
Fully diluted earnings per share          $       .73       $       .11


3)  RESTRICTIONS ON CASH AND DUE FROM BANKS

The Company is required to maintain reserve balances with the Federal Reserve Bank. The average amount held at the Federal Reserve Bank for the year ended December 31, 1995 was approximately $5,400,000.

                        FP BANCORP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4)  INVESTMENT SECURITIES

a) INVESTMENT SECURITIES AVAILABLE FOR SALE:

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities available for sale as of December 31, 1995 and 1994 were as follows:

                                                                    1995
----------------------------------------------------------------------------------------------------------
                                                                Gross             Gross
                                             Amortized       Unrealized        Unrealized
                                               Cost             Gains            Losses         Fair Value
----------------------------------------------------------------------------------------------------------
U.S. Government agencies                  $11,285,000          $139,000         $(45,000)      $11,379,000
Mortgage-backed securities                 15,472,000           208,000          (18,000)       15,662,000
Federal Reserve Bank stock                    540,000                 -                -           540,000
----------------------------------------------------------------------------------------------------------
Total                                     $27,297,000          $347,000         $(63,000)      $27,581,000
==========================================================================================================

                                                                    1994
----------------------------------------------------------------------------------------------------------
                                                                            Gross
                                                   Amortized             Unrealized
                                                     Cost                  Losses               Fair Value
----------------------------------------------------------------------------------------------------------
U.S. Government agencies                         $3,127,000               $(171,000)            $2,956,000
Step up bonds                                     2,606,000                (171,000)             2,435,000
Mortgage-backed securities                        2,629,000                (173,000)             2,456,000
Federal Reserve Bank stock                          345,000                       -                345,000
----------------------------------------------------------------------------------------------------------
Total                                            $8,707,000               $(515,000)            $8,192,000
==========================================================================================================

The maturity distribution based on the amortized cost and fair value (excluding Federal Reserve Bank stock) of investment securities available for sale as of December 31, 1995 by contractual maturity is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                           Maturity Distribution
----------------------------------------------------------------------------------------------------------
                                                                   Amortized
                                                                     Cost                      Fair Value
----------------------------------------------------------------------------------------------------------
Due within one year                                             $  1,221,000                  $  1,211,000
Due after one year through five years                              4,042,000                     4,040,000
Due after five years through ten years                             6,022,000                     6,128,000
----------------------------------------------------------------------------------------------------------
                                                                  11,285,000                    11,379,000
Mortgage-backed securities                                        15,472,000                    15,662,000
----------------------------------------------------------------------------------------------------------
Total                                                            $26,757,000                   $27,041,000
==========================================================================================================

Investment securities available for sale with a principal balance of $4,246,000 and $1,948,000 were pledged as security for public deposits and other purposes as required by various statutes and agreements as of December 31, 1995 and 1994, respectively. Proceeds from the sale of investment securities available for sale during 1995 and 1994 were $15,077,000 and $2,198,000, respectively. Gross gains (losses) of ($158,000) and $18,000, respectively, were realized on those sales. Cost was determined in computing the realized gain (loss) using the specific identification method.

                        FP BANCORP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4)  INVESTMENT SECURITIES (CONTINUED)

b)  INVESTMENT SECURITIES HELD TO MATURITY:

The amortized cost, gross unrealized gains and losses and fair value of investment securities held to maturity as of December 31, 1995 and 1994 were as follows:

                                                                    1995
---------------------------------------------------------------------------------------------------------------------------
                                                                Gross             Gross
                                             Amortized       Unrealized        Unrealized
                                               Cost             Gains            Losses          FairValue
---------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                 $7,549,000         $     -          $(108,000)       $7,441,000
Corporate notes                               204,000          14,000                  -           218,000
---------------------------------------------------------------------------------------------------------------------------
Total                                      $7,753,000         $14,000          $(108,000)       $7,659,000
===========================================================================================================================

                                                                    1994
---------------------------------------------------------------------------------------------------------------------------
                                                                Gross
                                             Amortized       Unrealized
                                               Cost            Losses          Fair Value
---------------------------------------------------------------------------------------------------------------------------
U.S. Government agencies                 $  5,601,000      $   (455,000)    $  5,146,000
Step up bonds                               2,001,000           (60,000)       1,941,000
---------------------------------------------------------------------------------------------------------------------------
                                            7,602,000          (515,000)       7,087,000
Mortgage-backed securities                  7,863,000          (733,000)       7,130,000
---------------------------------------------------------------------------------------------------------------------------
Total                                     $15,465,000       $(1,248,000)     $14,217,000
===========================================================================================================================

The maturity distribution based on amortized cost and fair value of investment securities held to maturity as of December 31, 1995 by contractual maturity is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              Maturity Distribution
---------------------------------------------------------------------------------------------------------------------------
                                          Amortized Cost     Fair Value
---------------------------------------------------------------------------------------------------------------------------
Due after one year through five years      $  204,000        $  218,000
Mortgage-backed securities                  7,549,000         7,441,000
---------------------------------------------------------------------------------------------------------------------------
Total                                      $7,753,000        $7,659,000
===========================================================================================================================

Investment securities held to maturity with a principal amount of $4,063,000 and $5,099,000 were pledged as security for public deposits and other purposes as required by various statutes and agreements as of December 31, 1995 and 1994, respectively. There were no sales of investment securities held to maturity during 1994 or 1995. Proceeds from sale of investment securities held to maturity during 1993 were $2,312,000. Gross gains of $19,000 were realized on those sales. Cost was determined in computing the realized gain (loss) using the specific identification method.

c)  INTEREST INCOME ON INVESTMENT SECURITIES:

The following table presents interest income on investment securities for the years ended December 31, 1995, 1994 and 1993:

                                               1995             1994              1993
---------------------------------------------------------------------------------------------------------------------------
Investment Securities Available for Sale   $  915,000        $  373,000         $      -
Investment Securities Held to Maturity        868,000           857,000          769,000
---------------------------------------------------------------------------------------------------------------------------
Total                                      $1,783,000        $1,230,000         $769,000
===========================================================================================================================

                        FP BANCORP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4)  INVESTMENT SECURITIES (CONTINUED)

d)  PORTFOLIO RECLASSIFICATION:

In November 1995, the FASB issued a special report called "A Guide to Implementation of Statement 115 in Accounting for Certain Investments in Debt and Equity Securities" (the "Guide"). In accordance with the provisions of the Guide, the Company elected to reclassify certain of its investment securities from held to maturity to available for sale. On December 31, 1995, the Company reclassified $8,450,000 from investment securities held to maturity to investment securities available for sale.

e)  DERIVATIVES:

The Company has had only limited involvement in derivative financial instruments and does not use them for trading purposes. They are used to manage interest rate risk in the balance sheet and enhance earnings in the investment portfolio. The Company has invested in U.S. Government agency "step up" bonds, which provide a higher initial yield than U.S. Treasury bonds or straight agency bonds. In return for the higher yield, the issuer reserves the right to call the bond at a given date prior to maturity. If the issuer does not exercise this "call option", the coupon rate of the bond will "step up" to a contractually agreed upon rate. Step up bonds mitigate interest rate risk through the exercise of the call option or, in a rising rate environment, through the increase in coupon rates. Step up bonds have no risk of loss of principal, and as such are considered by management to be low risk derivative investments.

Derivatives included in investment securities available for sale and investment securities held to maturity were $2,435,000 and $2,001,000, respectively, as of December 31, 1994. There were no derivatives included in investment securities available for sale and investment securities held to maturity as of December 31, 1995, as all derivatives were either called or sold during 1995.

5) LOANS

Loans were comprised of the following as of December 31, 1995 and 1994:

                                               1995             1994
------------------------------------------------------------------------------------
Commercial                              $  62,867,000     $  60,252,000
Real estate                                68,448,000        48,391,000
Construction                                6,204,000         9,795,000
Installment                                 7,515,000         2,739,000
------------------------------------------------------------------------------------
Total loans                               145,034,000       121,177,000
Less allowance for loan losses              2,013,000         2,666,000
Less deferred loan fees                       567,000           328,000
Less discount                                 524,000                 -
------------------------------------------------------------------------------------
Net loans                               $ 141,930,000     $ 118,183,000
====================================================================================

The Company's loan portfolio consists primarily of loans to borrowers within San Diego County and Southern Riverside County. Although the Company seeks to avoid undue concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Company's market area and, as a result, the Company's loan and collateral portfolios are to some degree concentrated in those industries. The Company evaluates each credit on an individual basis and determines collateral requirements accordingly. When real estate is taken as collateral, advances are generally limited to a certain percentage of the appraised value of the collateral at the time the loan is made, depending on the type of loan, the underlying property and other factors.

                        FP BANCORP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5)  LOANS (CONTINUED)

The maturity distribution of the loan portfolio as of December 31, 1995 was as follows:

Within one year                                                   $  43,554,000
One to five years                                                    66,738,000
After five years                                                     34,742,000
-------------------------------------------------------------------------------
Total                                                             $ 145,034,000
===============================================================================

The sensitivity of loans to changes in interest rates as of December 31, 1995 was as follows:

Fixed rate loans                                                  $  51,049,000
Variable rate loans                                                  93,985,000
-------------------------------------------------------------------------------
Total                                                             $ 145,034,000
===============================================================================

The Company has established a monitoring system for its loans in order to identify potential problem loans and to permit the periodic evaluation of impairment and the adequacy of the allowance for loan losses in a timely manner. Impaired loans included in the Company's loan portfolio as of December 31, 1995 were $1,449,000, which had an aggregate specific related allowance amount of $173,000. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market prices of the impaired loan or (iii) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment of the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for loan losses. During 1995, the average balance of impaired loans was $2,402,000, and $81,000 of interest was recognized on these loans during the period of impairment on a cash basis in accordance with Company policy.

A summary of the activity in the allowance for loan losses, which includes provisions for impaired loans, for the years ended December 31, 1995, 1994 and 1993 was as follows:

                                            1995          1994          1993
-------------------------------------------------------------------------------
Balance as of beginning of year         $ 2,666,000   $ 3,830,000   $ 4,793,000
Provision charged to expense                600,000             -     3,106,000
Allowance acquired in merger                803,000             -             -
Loan charge-offs, net of recoveries      (2,056,000)   (1,164,000)   (4,069,000)
-------------------------------------------------------------------------------
Balance as of end of year               $ 2,013,000   $ 2,666,000   $ 3,830,000
===============================================================================

The allowance for loan losses and the valuation of real estate owned are subjective and may be adjusted in the future because of changes in economic conditions. Additionally, regulatory examiners may require the Company to recognize additions to the allowances based upon their judgement about information available to them at the time of their examinations.

Loans on nonaccrual amounted to $735,000, $2,587,000 and $6,690,000 as of December 31, 1995, 1994 and 1993, respectively. Interest income of $52,000, $122,000 and $378,000 would have been recorded for the years ended December 31, 1995, 1994 and 1993, respectively, if nonaccrual loans had been on a current basis, in accordance with their original terms. Interest income of $49,000, $207,000, and $71,000 was recognized on loans subsequently transferred to nonaccrual status as of December 31, 1995, 1994 and 1993, respectively.

                        FP BANCORP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5) LOANS (CONTINUED)

In the normal course of business, the Company has made loans to certain directors, executive officers and their affiliates under terms consistent with their general lending policies. An analysis of this activity during 1995 is summarized as follows:

Loan balances as of December 31, 1994                               $ 2,690,000
Additions                                                             2,311,000
Collections                                                            (731,000)
--------------------------------------------------------------------------------
Loan balances as of December 31, 1995                               $ 4,270,000
================================================================================


The Company has also extended additional commitments to these directors, executive officers and their affiliates totalling approximately $876,000 as of December 31, 1995.

6)  OTHER REAL ESTATE OWNED

Other real estate owned was comprised of the following as of December 31, 1995 and 1994:

                                                           1995          1994
--------------------------------------------------------------------------------
Real estate acquired through settlement of loans        $4,019,000    $5,852,000
Less allowance for possible losses                         880,000       808,000
--------------------------------------------------------------------------------
Total                                                   $3,139,000    $5,044,000
================================================================================

A summary of the changes in the allowance for possible losses on other real estate owned for the years ended December 31, 1995, 1994 and 1993 follows:

                                             1995          1994          1993
--------------------------------------------------------------------------------
Balance as of beginning of year           $ 808,000     $ 820,000     $ 606,000
Provision charged to expense                537,000       455,000       504,000
Charge-offs                                (465,000)     (467,000)     (290,000)
--------------------------------------------------------------------------------
Balance as of end of year                 $ 880,000     $ 808,000     $ 820,000
================================================================================



7)  PREMISES AND EQUIPMENT

Premises and equipment were comprised of the following as December 31, 1995 and 1994:

                                                          1995           1994
--------------------------------------------------------------------------------
Land                                                  $ 2,103,000    $ 1,801,000
Premises                                                3,087,000      3,041,000
Furniture, fixtures and equipment                       4,444,000      3,672,000
Leasehold improvements                                  1,236,000      1,004,000
--------------------------------------------------------------------------------
                                                       10,870,000      9,518,000
Less accumulated depreciation and  amortization         4,320,000      3,562,000
--------------------------------------------------------------------------------
Total                                                 $ 6,550,000    $ 5,956,000
================================================================================

                        FP BANCORP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8)  DEPOSITS

Interest-bearing deposits were comprised of the following as of December 31, 1995 and 1994:

                                                     1995               1994
--------------------------------------------------------------------------------
Interest-bearing demand deposits                 $ 38,317,000       $ 32,627,000
Money market deposits                              41,138,000         34,360,000
Savings deposits                                   14,732,000         10,552,000
Time deposits under $100,000                       33,110,000         26,386,000
Time deposits of $100,000 or more                  17,133,000         14,491,000
--------------------------------------------------------------------------------
Total interest-bearing deposits                  $144,430,000       $118,416,000
================================================================================


The maturity distribution of time deposits of $100,000 or more as of December 31, 1995 was as follows:

Three months or less                                                 $10,202,000
Over three through six months                                          3,849,000
Over six through twelve months                                         2,338,000
Over twelve months                                                       744,000
--------------------------------------------------------------------------------
Total                                                                $17,133,000
================================================================================


Interest expense on deposits was comprised of the following for the years ended December 31, 1995, 1994 and 1993:

                                             1995          1994          1993
--------------------------------------------------------------------------------
Interest-bearing demand deposits          $  354,000    $  340,000    $  538,000
Money market deposits                      1,211,000       877,000     1,125,000
Savings deposits                             275,000       231,000       300,000
Time deposits under $100,000               1,747,000       884,000     1,138,000
Time deposits of $100,000 or more            880,000       328,000       422,000
--------------------------------------------------------------------------------
Total interest expense on deposits        $4,467,000    $2,660,000    $3,523,000
================================================================================

9) DEBENTURES

During 1993, the Company completed the sale of $4,575,000 of 9% convertible subordinated debentures due December 31, 1997. On December 31, 1997, the holders of the debentures will receive cash in the principal amount, or, if the conversion rights are exercised, 100 shares of FP Bancorp's common stock (subject to antidilutive adjustments) for each $1,000 principal of debentures, subject to the limitation that the fair market value of the number of shares of common stock received by the holder of a debenture shall not exceed twice the principal amount of the debenture. FP Bancorp invested $3,400,000 of the proceeds in FPNB, used approximately $618,000 to provide a reserve for payment of interest on the debentures through January 1, 1995, paid expenses of the offering and other items, with the remaining proceeds available for general corporate purposes including payment of interest on the debentures.

10)  FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("Statement 107"), requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

Cash and Due From Banks, Federal Funds Sold and Interest-earning Deposits

The carrying amount is assumed to be the fair value because of the liquidity of these instruments.

                        FP BANCORP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10)  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Investment Securities

Fair values are based on quoted market prices available as of the balance sheet date. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type and further segmented into fixed and adjustable rate interest terms and by credit risk categories.

The fair value of fixed rate loans and nonperforming or adversely classified adjustable rate loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loans. The discount rates used for performing fixed rate loans are the Company's current offer rates for comparable instruments with similar terms.

The fair value of performing adjustable rate loans is estimated to be carrying value. These loans reprice frequently at market rates and the credit risk is not considered to be greater than normal.

Deposit liabilities

Under Statement 107, the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand as of December 31, 1995 and 1994. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. No value has been assigned to the Company's long-term relationships with its deposit customers (core deposit intangible) since it is not a financial instrument as defined under Statement 107.

Federal Funds Purchased

The carrying amount is assumed to be the fair value because of the liquidity of these instruments.

Debentures

The fair value of debentures is estimated based on the amount of discounted future cash flows through estimated maturity using estimated market discount rates based on current borrowing rates for similar debt instruments.

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

Limitations

Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair value is estimated as of December 31, 1995 and 1994, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

                        FP BANCORP, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10)  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The fair values of the Company's financial instruments as of December 31, 1995 and 1994 were as follows:

                                                         1995                          1994
                                          --------------------------------------------------------------
                                                             Fair Value                       Fair Value
                                          Carrying Amount    Estimates      Carrying Amount   Estimates
--------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
Cash and due from banks                     $ 14,293,000    $ 14,293,000    $  9,627,000    $  9,627,000
Federal funds sold                             2,000,000       2,000,000            --              --
Investment securities available for sale      27,581,000      27,581,000       8,192,000       8,192,000
Investment securities held to maturity         7,753,000       7,659,000      15,465,000      14,217,000
Loans, net                                   141,930,000     139,384,000     118,183,000     116,498,000
Financial liabilities:
Deposits                                     185,664,000     185,835,000     146,443,000     146,543,000
Federal funds purchased                             --              --         2,800,000       2,800,000
Debentures                                     4,575,000       4,575,000       4,575,000       4,575,000

                                                             Fair Value                       Fair Value
                                          Contract Amount    Estimates      Contract Amount   Estimates
--------------------------------------------------------------------------------------------------------

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
Commitments to extend credit                $ 34,142,000    $    629,000    $ 24,405,000    $    488,000
Standby letters of credit                      4,334,000          87,000       4,280,000          86,000


11)  INCOME TAXES

The components of income taxes for the year ended December 31, 1995 were as follows:

CURRENT:
  Federal                                                                                    $    21,000
  State                                                                                            2,000
--------------------------------------------------------------------------------------------------------
Total current                                                                                     23,000
---------------------------------------------------------------------------------------------------------
DEFERRED:
  Federal                                                                                        513,000
  State                                                                                          165,000
--------------------------------------------------------------------------------------------------------
Total deferred                                                                                   678,000
--------------------------------------------------------------------------------------------------------
Change in valuation allowance                                                                 (1,578,000)
Taxes credited to goodwill                                                                        49,000
--------------------------------------------------------------------------------------------------------
Income tax benefit                                                                           $  (828,000)
=========================================================================================================

                        FP BANCORP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



11)  INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1995 and 1994 were as follows:

                                                                                     1995            1994
-----------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
  Plant and equipment, principally due to differences in depreciation           $   254,000     $   192,000
  Nonaccrual interest recognized as income for taxes but not for books               75,000          47,000
  OREO property, principally due to differences in valuation of property            174,000         250,000
  Charitable contributions not deducted for tax                                      34,000          20,000
  Loan loss allowance, due to differences in computation of bad debts                  --           560,000
  Net operating loss carryforwards                                                4,323,000       2,372,000
  Alternative minimum and other tax credit carryforwards                            289,000         119,000
  Other                                                                             155,000            --
-----------------------------------------------------------------------------------------------------------
  Total gross deferred tax assets                                                 5,304,000       3,560,000
  Less:  valuation allowance                                                     (4,226,000)     (3,465,000)
-----------------------------------------------------------------------------------------------------------
  Net deferred tax assets                                                       $ 1,078,000     $    95,000
===========================================================================================================

DEFERRED TAX LIABILITIES:
  Allowance for loan losses, due to differences in computation of loan debts    $  (178,000)    $      --
  Deferred loan costs                                                                  --           (95,000)
-----------------------------------------------------------------------------------------------------------
  Net deferred tax liability                                                    $  (178,000)    $   (95,000)
===========================================================================================================

A reconciliation of total income taxes (benefit) for the years ended December 31, 1995, 1994 and 1993 to the amount computed by applying the applicable statutory Federal income tax rate of 34% to earnings (loss) before income taxes follows:

------------------------------------------------------------------------------------------------------------
                                                                     1995            1994            1993
Computed expected income taxes (benefit)                        $   368,000     $   113,000     $(1,723,000)
Tax exempt income                                                      --           (13,000)        (48,000)
Decrease in valuation allowance                                  (1,578,000)       (298,000)           --
Benefit of operating loss carryforward, not recognized                 --           167,000       1,758,000
State taxes, net of Federal benefit                                 110,000            --              --
Adjustment of prior year estimated liability                         19,000            --              --
Recognition of acquired tax benefits previously included
in valuation allowance                                               49,000            --              --
Other                                                               204,000          31,000          13,000
-----------------------------------------------------------------------------------------------------------
Total income tax benefit                                        $  (828,000)    $      --       $      --
===========================================================================================================


Accumulated deferred income tax benefits included in accrued interest and other assets in the consolidated balance sheets were $900,000 and $0 as of December 31, 1995 and 1994, respectively. As of December 31, 1995, the Company has net operating loss carryforwards for Federal and state income tax purposes of $10,442,000 and $6,739,000, respectively, which are available to offset future taxable income, if any, through 2010 and 2000, respectively. In addition, the Company has alternative minimum and other tax credit carryforwards of approximately $289,000 which are available to reduce future Federal regular income taxes, if any, over an indefinite period.

The 1995 net change in the deferred tax asset valuation allowance was an increase of $761,000 consisting of $2,339,000 relating to an acquired valuation allowance for Overland deferred tax assets, a decrease of $900,000 relating to a favorable reassessment of earnings expectations and a decrease of $678,000 relating to current year activity. The remaining valuation allowance of $4,226,000 as of December 31, 1995 is primarily reserved for specific Federal and state tax carryforwards. Management believes that the realization of the recognized net deferred tax asset of $900,000 is more likely than not, based on the expectation that the Company will generate the necessary amount of taxable income in future periods.

                        FP BANCORP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12)  COMMON STOCK

On November 22, 1994, the Company completed two private offerings of the Company's common stock (the "Private Offerings"). After deducting the direct costs of approximately $99,000, the private offerings generated $3,034,000 in additional capital for FP Bancorp.

13)  STOCK OPTIONS

The Company has a stock option plan approved in 1988 (the "1988 Plan") which provides for the granting of options for up to 90,090 shares of common stock to employees for a price not less than the fair market value of the stock at the date of grant. In November 1993, the Board of Directors approved an increase in the number of shares available under the 1988 Plan to 250,000 shares and in May 1994, was approved by the stockholders. The plan provides for nonqualified and incentive stock options. Shares under the options become exercisable at a rate of 20% or 33 1/3% annually. The terms of the options range from five to ten years from the date the options are granted. Options to purchase 94,224 shares were available for grant as of December 31, 1995.

The Company assumed all obligations under the employee stock option plan of San Marcos National Bank (the "1986 Plan") which provides for the granting of options to purchase common stock to employees at a price not less than the fair market value of the stock at the date of grant. There are no additional options for shares of stock available for granting under this plan. Shares under option become exercisable at the rate of 33 1/3% annually. The term of the options cannot exceed six years from the date the options were granted. During 1994, the last of the stock options outstanding under the 1986 Plan expired.

The following is a summary of transactions under the stock option plans which occurred during 1995 and 1994:

                                                        1988 Plan                            1986 Plan
                                                ---------------------------------------------------------------
                                                Number of   Option Price                Number of  Option Price
                                                 Shares       Per Share                  Shares     Per Share
---------------------------------------------------------------------------------------------------------------
Outstanding as of December 31, 1993               47,950    $5.15-14.78                  5,146      $   9.71
Granted                                          124,042    $      5.15                   --        $    --
Forfeitures                                      (16,216)   $     14.78                 (5,146)     $   9.71
---------------------------------------------------------------------------------------------------------------
Outstanding as of December 31, 1994              155,776    $      5.15                   --        $    --
Exercised                                         (2,800)   $      5.15                   --        $    --
---------------------------------------------------------------------------------------------------------------
Outstanding as of December 31, 1995              152,976    $      5.15                   --        $    --
===============================================================================================================
Exercisable as of:
December 31, 1995                                104,628    $      5.15                   --        $    --
December 31, 1994                                 59,259    $      5.15                   --        $    --
===============================================================================================================

14)  EMPLOYEE STOCK OWNERSHIP PLAN

The Company sponsors the FP Bancorp Employee Stock Ownership Plan (the "ESOP"). The amount of annual contributions to the ESOP are at the discretion of the Company's Board of Directors. Contributions under the ESOP amounted to $43,000, $46,000 and $54,000 in 1995, 1994 and 1993, respectively.

The ESOP is designed to enable eligible employees, as defined in the plan document, to participate in the growth and prosperity of the Company through stock ownership. To fund the ESOP the Company borrowed $500,000 and loaned the proceeds to the ESOP. The ESOP used most of the proceeds to purchase 19,048 shares of newly issued stock of the Company. The Company's receivable from the ESOP was $100,000 and $133,000 as of December 31, 1995 and 1994, respectively, and has been classified as a reduction of Stockholders' equity. The Company is obligated to make monthly contributions to the ESOP sufficient to enable the ESOP to repay its loan, including interest. These contributions are expensed at the time they are made.

                        FP BANCORP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14)  EMPLOYEE STOCK OWNERSHIP PLAN (CONTINUED)

Leveraged shares are released proportionately as the principal is paid down on the ESOP loan balance, based upon the participants' salary for the current calendar year. Released shares are assessed at market value at the end of the plan year. Cash dividends, at the sole discretion of the Company, will either be credited to the participants' accounts or used to repay the ESOP loan. There were no cash dividends in 1995, 1994 or 1993.

The total number of shares in the ESOP as of December 31, 1995 was 51,879 (note
19).

15)  401(K) SAVINGS PLAN

Effective January 1, 1994, FPNB implemented the First Pacific National Bank 401(k) Savings Plan (the "Plan"). The Plan is a defined contribution plan covering full-time and part-time employees who have completed six full months of employment with FPNB. Temporary employees are excluded from Plan participation. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

The Trustee and Administrator of the Plan is Union Bank. The Plan provides for participant-directed accounts which allow participants to allocate their account balances to the following Union Bank investment funds: Stepstone Stable Value Income Fund, Stepstone Balanced Fund and Stepstone Value Momentum Fund. A fourth fund, Fidelity's Contrafund, is also offered. The participants of the Plan may also allocate up to 50% of their deferral to an investment in FP Bancorp common stock.

Participants' accounts are credited or debited with investment earnings or losses at the end of each calendar quarter. FPNB contributed $80,000 and $27,000 as a discretionary contribution for the years ended December 31, 1995 and 1994, respectively. The contribution in 1995 was a match based on 50% of a participant's first 4% of salary withholdings. The amount of discretionary contribution in 1994 was determined based on a Board approved percentage of FPNB's earnings for the year.

16)  LEASE COMMITMENTS

The Company leases certain of its banking and administrative facilities from partnerships whose partners include several members of the Company's Board of Directors. As of December 31, 1995, minimum rental payments due primarily to these related partnerships under operating leases having initial or remaining noncancelable lease terms in excess of one year were as follows:

                                      ------------------------------------------
                                         Operating leases         Other
                                       with related parties   operating leases
--------------------------------------------------------------------------------
1996                                       $  343,000            $ 93,000
1997                                          345,000              93,000
1998                                          346,000              93,000
1999                                          323,000              93,000
2000                                          283,000              93,000
Thereafter                                  3,311,000             271,000
--------------------------------------------------------------------------------
Total minimum lease payments               $4,951,000            $736,000
================================================================================

During 1995, 1994 and 1993 rent expense totaled $431,000, $474,000 and $596,000, respectively. There are no contingent rental payments applicable to any of the leases. Most of the leases provide that the Company pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased premises in addition to the monthly minimum payments. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

                        FP BANCORP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


17)  COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

Commitments to extend credit amounting to $34,142,000 were outstanding as of December 31, 1995. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit and financial guarantees amounting to $4,334,000 were outstanding as of December 31, 1995. Standby letters of credit and financial guarantees are conditional commitments issued by FPNB to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees will expire within one year.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate that any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees.

As of December 31, 1995, FPNB had a line of credit in the amount of $5,000,000 expiring July 31, 1996 from a correspondent bank which is renewable annually. FPNB also had a Federal Reserve Bank discount window funding line of $3,700,000. The availability of the lines of credit, as well as adjustments in deposit programs, provides for liquidity in the event that the level of deposits should fall abnormally low. These sources provide that funding thereof may be withdrawn depending upon the financial strength of FPNB.

Because of the nature of its activities, the Company is at all times subject to pending and threatened legal actions which arise out of the normal course of its business. In the opinion of management, based in part upon opinions of legal counsel, the disposition of all litigation will not have a material effect on the Company.

18) REGULATORY MATTERS

The Office of the Comptroller of the Currency (the "OCC") examined FPNB during late 1994 and measured compliance with the then existing Formal Agreement with the OCC signed on December 22, 1992 (the "Formal Agreement"). Based upon the results of its examination, the OCC terminated the Formal Agreement effective December 20, 1994.

On May 24, 1993, as a result of supervisory concerns disclosed during the examination of FP Bancorp by the Federal Reserve Bank of San Francisco (the "FRB") in December, 1992, FP Bancorp entered into a Memorandum of Understanding with the FRB (the "FP Bancorp Memorandum"). The FP Bancorp Memorandum requires improved supervision of FPNB by FP Bancorp. It also prohibits certain actions by the Board of Directors of FP Bancorp, including (i) payment of dividends without at least 15 days prior notice to the FRB, (ii) incurring additional indebtedness without at least 15 days prior notice to the FRB and (iii) repurchasing outstanding stock without prior approval of the FRB. FP Bancorp is required to submit written progress reports, provide advance notice of adding or replacing a director or employing any individual as a senior executive officer, and designate board members who will be responsible for monitoring adherence to the provisions of the FP Bancorp Memorandum.

                        FP BANCORP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18) REGULATORY MATTERS (CONTINUED)

The FRB conducted an examination of FP Bancorp during February 1996 and the management of the Company believes it is in material compliance with the provisions of the FP Bancorp Memorandum. However, the FRB has not yet issued its final examination report.

The Federal Deposit Insurance Corporation Improvement Act of 1992 ("FDICIA") was signed into law on December 19, 1992. Regulations implementing the prompt corrective action provisions of FDICIA became effective on December 19, 1993. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well-capitalized", "adequately-capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized".

The prompt corrective action regulations define "well-capitalized" as having a Risk-based Capital Ratio of 10% or greater, having a Tier 1 Risk-based Capital Ratio of 6% or greater and having a leverage ratio of 5% or greater. Under these guidelines, as of December 31, 1995, FPNB was considered "well-capitalized".

Under Federal banking law, dividends declared by FPNB in any calendar year may not, without the approval of the OCC, exceed its net profit, as defined, for that year combined with its retained income from the preceding two years. However, in October 1993, the OCC issued a bulletin to all national banks outlining new guidelines limiting the circumstances under with national banks may pay dividends even if the banks are otherwise statutorily authorized to pay dividends. The limitations impose a requirement or in some cases suggest that prior approval of the OCC should be obtained before a dividend is paid if a national bank is the subject of administrative action or the payment could be viewed by the OCC as unsafe or unsound.

The regulatory restrictions on dividend payments for both FPNB and the Company may affect the Company's ability to make interest payments on the debentures (note 9) and pay dividends on its common stock.

19) SUBSEQUENT EVENTS

On January 12, 1996, the Company announced that it had signed a Definitive Agreement that will lead to the merger of The Bank of Rancho Bernardo into FPNB upon regulatory and RB Bancorp shareholder approval. The transaction is expected to be completed in the second quarter of 1996. The terms of the transaction call for shareholders of RB Bancorp to receive $7,350,000 in cash for the exchange of all outstanding RB Bancorp shares.

On January 23, 1996, the Board of Directors of the Company approved the termination of the ESOP during 1996, pending approval of the Internal Revenue Service. Upon termination of the ESOP, all participants will become fully vested in their assets. ESOP termination costs will be paid by the Company.

20) PARENT COMPANY CONDENSED FINANCIAL INFORMATION

FP Bancorp, Inc.
Condensed Balance Sheets

                                                                        December 31,
                                                             -------------------------------
ASSETS                                                          1995                1994
--------------------------------------------------------------------------------------------
Cash                                                         $ 2,220,000         $ 3,073,000
Investment in subsidiary                                      19,019,000          11,149,000
Other assets                                                     480,000             397,000
--------------------------------------------------------------------------------------------
Total assets                                                 $21,719,000         $14,619,000
============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------
Accrued expenses and other liabilities                       $   311,000         $   224,000
Debentures                                                     4,575,000           4,575,000
Stockholders' equity                                          16,833,000           9,820,000
--------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                   $21,719,000         $14,619,000
============================================================================================

                        FP BANCORP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20) PARENT COMPANY CONDENSED FINANCIAL INFORMATION (CONTINUED)

FPBancorp, Inc.
Condensed Statements of Operations

                                                                                Years ended December 31,
                                                                    -------------------------------------------
                                                                        1995            1994            1993
---------------------------------------------------------------------------------------------------------------
Management fees                                                     $      --       $      --       $    30,000
Other income                                                            109,000          24,000          30,000
Interest expense                                                       (483,000)       (412,000)       (343,000)
Operating expense                                                      (531,000)       (224,000)       (330,000)
---------------------------------------------------------------------------------------------------------------
Loss before income taxes and equity in undistributed
net earnings (loss) of subsidiary                                      (905,000)       (612,000)       (613,000)
Equity in undistributed net earnings (loss) of subsidiary             2,816,000         944,000      (4,455,000)
---------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                 $ 1,911,000     $   332,000     $(5,068,000)
===============================================================================================================


FP Bancorp, Inc.
Condensed Statements of Cash Flows

                                                                                Years ended December 31,
                                                                    -------------------------------------------
                                                                        1995            1994            1993
---------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:

Net earnings (loss)                                                 $ 1,911,000     $   332,000     $(5,068,000)
Adjustments to reconcile net earnings (loss) to net cash
used in operating activities:

Equity in undistributed net (earnings) loss of subsidiary            (2,816,000)       (944,000)      4,455,000
Amortization of debenture issuance costs                                 72,000          71,000          53,000
Net decrease (increase) in other assets                                (155,000)       (161,000)          3,000
Increase (decrease) in accrued expenses and other liabilities            87,000         (84,000)        308,000
---------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                  (901,000)       (786,000)       (249,000)
---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:

Decrease in receivable from ESOP                                         33,000          34,000          41,000
Advances to subsidiary                                                     --              --        (3,400,000)
---------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                      33,000          34,000      (3,359,000)
---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:

Proceeds from debenture offering                                           --              --         4,575,000
Net proceeds from private offering                                         --         3,034,000            --
Proceeds from exercise of stock options                                  15,000            --              --
Payment on note payable                                                    --              --          (208,000)
---------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                15,000       3,034,000       4,367,000
---------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                        (853,000)      2,282,000         759,000
Cash at beginning of year                                             3,073,000         791,000          32,000
---------------------------------------------------------------------------------------------------------------
Cash at end of year                                                 $ 2,220,000     $ 3,073,000     $   791,000
===============================================================================================================
Supplemental disclosure of cash flow information:
Cash paid for:
Interest                                                            $   412,000     $   412,000     $   343,000
Income taxes                                                        $     1,000     $     1,000     $     1,000
===============================================================================================================

Supplemental disclosure of noncash investing and
financing activities:
Change in net unrealized gains (losses) on investment
securities available for sale                                       $   799,000     $  (515,000)    $      --
Common stock issued in merger                                       $ 4,255,000     $      --       $      --
===============================================================================================================

                        FP BANCORP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


21) QUARTERLY RESULTS OF OPERATIONS

The following is a summary of the Company's quarterly results of operations (unaudited):

                                                         Three months ended
                                    ---------------------------------------------------------
1995                                 December 31     September 30     June 30       March 31
---------------------------------------------------------------------------------------------
Interest income                     $ 4,573,000     $ 4,421,000    $ 4,595,000    $ 3,486,000
Interest expense                      1,338,000       1,298,000      1,269,000      1,049,000
Net interest income before
provision for loan losses             3,235,000       3,123,000      3,326,000      2,437,000
Provision for loan losses               500,000         100,000           --             --
Net interest income after
provision for loan losses             2,735,000       3,023,000      3,326,000      2,437,000
Other operating income                  594,000         605,000        588,000        519,000
Other operating expenses              3,479,000       3,425,000      3,169,000      2,671,000
Earnings before income taxes           (150,000)        203,000        745,000        285,000
Net income tax benefit                  606,000         222,000           --             --
Net earnings                            456,000         425,000        745,000        285,000
Primary earnings per share          $       .17     $       .16    $       .28    $       .16
Fully diluted earnings per share    $       .15     $       .11    $       .27    $       .16
=============================================================================================

                                                         Three months ended
                                    ---------------------------------------------------------
1994                                 December 31     September 30     June 30       March 31
---------------------------------------------------------------------------------------------
Interest income                     $ 3,292,000     $ 3,341,000    $ 3,093,000    $ 2,992,000
Interest expense                        854,000         788,000        740,000        763,000
Net interest income before
provision for loan losses             2,438,000       2,553,000      2,353,000      2,229,000
Provision for loan losses                  --              --             --             --
Net interest income after
provision for loan losses             2,438,000       2,553,000      2,353,000      2,229,000
Other operating income                  405,000         263,000        505,000        507,000
Other operating expenses              2,796,000       2,654,000      2,747,000      2,724,000
Loss before income taxes                 47,000         162,000        111,000         12,000
Provision for income taxes                 --              --             --             --
Net earnings                             47,000         162,000        111,000         12,000
Primary earnings per share          $       .03     $       .13    $       .09    $       .01
Fully diluted earnings per share    $       .03     $       .13    $       .09    $       .01
=============================================================================================

                         FP BANCORP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
FP Bancorp, Inc.
Escondido, California:

We have audited the accompanying consolidated balance sheets of FP Bancorp, Inc. and subsidiary (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FP Bancorp, Inc. and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain investments in 1994 to adopt the provisions of Financial Accounting Standards Board's ("FASB's") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Also, as discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the FASB's SFAS No. 109, "Accounting for Income Taxes."

/s/ KPMG Peat Marwick  LLP

San Diego, California
January 26, 1996

                                    PART III

            The Registrant intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A, which will involve the election of directors, within 120 days of the end of the fiscal year covered by this Form 10- KSB (the "Proxy Statement").

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

            In response to this item, Registrant hereby incorporates by reference the "Proposal II--Election of Directors" portion of the Proxy Statement for the Annual Meeting of Stockholders on May 21, 1996.

ITEM 10.    EXECUTIVE COMPENSATION.

            In response to this item, Registrant hereby incorporates by reference the "Director Remuneration, Executive Officers, and Executive Compensation" subparts of the "Proposal II--Election of Directors" portion of the Proxy Statement of the Annual Meeting of Stockholders on May 21, 1996.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            In response to this item, Registrant hereby incorporates by reference the "Securities Ownership of Officers, Directors and Others" subpart of the "Proposal II--Election of Directors" portion of the Proxy Statement for the Annual Meeting of Stockholders on May 21, 1996.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            In response to this item, Registrant hereby incorporates by reference the "Certain Transactions" subparts of the "Proposal II--Election of Directors" portion of the Proxy Statement for the Annual Meeting of Stockholders on May 21, 1996.

ITEM 13.    EXHIBITS LIST AND REPORTS ON FORM 8-K.

            (a)  Exhibits

            3.1      FP Bancorp, Inc. Certificate of Incorporation and Amendment (incorporated by reference to Exhibit 3.1 to the Form 10-KSB of FP Bancorp for the year ended December 31, 1994, File Number 0-17650)

            3.2      FP Bancorp, Inc. By-laws (incorporated by reference to Exhibit 3.2 to the Form 10-KSB of FP Bancorp for the year ended December 31, 1994, File Number 0-17650)

            4.1      Indenture dated November 9, 1992 (including form of Debenture) (incorporated by reference to Exhibit
                     4.2 to the Registration Statement on Form S-2, File Number 33-52086)

            4.2      Trust Agreement (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-2,
                     File Number 33-52086)

            4.3      Escrow Agreement (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-2,
                     File Number 33-52086)





                                         III-1

            10.1     Escondido National Bank Plaza Lease Dated January 4, 1984 Between Grand Avenue Financial Center
                     Partnership and Escondido National Bank, as Amended (Current Principal Offices of First Pacific
                     National Bank and FP Bancorp Located at 613 West Valley Parkway, Escondido, California 92025-9999)
                     (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4, File No. 33-
                     87388)

            10.2     Amendment to Escondido National Bank Plaza Lease

            10.3*    Amended and Restated 1988 Stock Option Plan of ENB Holding Company as Amended (incorporated by reference to Exhibit 10.2 to the Form 10-KSB of ENB Holding Company for the Year Ended December 31,
                     1993, File Number 0-17650)

            10.4     Lease Between Lake San Marcos Properties and San Marcos National Bank Dated August 9, 1988
                     (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1, File Number 33-
                     33628)

            10.5     Shopping Center Lease for Plaza Las Brisas Between Las Brisas Joint Venture and Escondido National
                     Bank Dated December 6, 1989 (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1, File Number 33-33628)

            10.6     Employment Agreement Dated March 1, 1993 Between Escondido National Bank, ENB Holding Company and
                     Harvey L. Williamson (incorporated by reference to Exhibit 10.5 to the Form 10-KSB of ENB Holding
                     Company for the Year Ended December 31, 1993, File Number 0-17650)

            10.7*    ENB Holding Company Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.16 to the
                     Form 10-K of ENB Holding Company for the Year Ended December 31, 1990, File No. 0-17650)

            10.8     Assignment of Lease Between the Bank of California, N.A. and Escondido National Bank Dated July 26,
                     1991 and the Short Form Lease Between Myron T. Patterson and Hazel V. Patterson and First National
                     Bank of San Diego County Dated February 1, 1971 (incorporated by reference to Exhibit 10.17 to the
                     Form 10-K of ENB Holding Company for the Year Ended December 31, 1991, File Number 0-17650)

            10.9     Formal Agreement between Escondido National Bank and the Comptroller of the Currency effective as of
                     December 22, 1992 (incorporated by reference to Exhibit 10.18 to the Form 10-K of ENB Holding Company
                     for the Year Ended December 31, 1992, File Number 0-17650)

            10.10    Change of Control Agreement between Harvey L. Williamson and First Pacific National Bank dated
                     January 20, 1994 (incorporated by reference to Exhibit 10.12 to the Form 10-KSB of ENB Holding Company
                     for the Year Ended December 31, 1993, File Number 0-17650)

            10.11*   Change of Control Agreement between Gary W. Deems and First Pacific National Bank dated January 20,
                     1994 (incorporated by reference to Exhibit 10.13 to the Form 10-KSB of ENB Holding Company for the
                     Year Ended December 31, 1993, File Number 0-17650)

            10.12*   Change of Control Agreement between Michael J. Perdue and First Pacific National Bank dated
                     January 20, 1994 (incorporated by reference to Exhibit 10.14 to the





                                        III-2

                     Form 10-KSB of ENB Holding Company for the Year Ended December 31, 1993, File Number 0-17650)

            10.13    Summary of Memorandum of Understanding between ENB Holding Company and The Federal Reserve Bank of San
                     Francisco dated May 24, 1993 (incorporated by reference to Exhibit 10.15 to the Form 10-KSB of ENB
                     Holding Company for the Year Ended December 31, 1993, File Number 0-17650)

            10.14    Office Building Lease between Overland Bank and AARK/Park Joint Venture (incorporated by reference to
                     Exhibit 10.14 to the Registration Statement on Form S-4, File No. 33-87388)

            10.15    Standard Multi-Tenant Lease between Overland Bank and E. E. Espinas, M.D., trustee of the E. E.
                     Espinas, M.D., Inc., Retirement Trust executed August 30, 1977 (incorporated by reference to Exhibit
                     10.15 to the Registration Statement on Form S-4, File No. 33-87388)

            10.16    Overland Bank Series A Warrant Agreement (incorporated by reference to Exhibit 10.16 to the
                     Registration Statement on Form S-4, File No. 33-87388)

            10.17*   Amendment to Change of Control Agreement between Harvey L. Williamson and First Pacific National Bank dated January 11, 1995 (incorporated by reference to Exhibit 10.17 to the Registration Statement on
                     Form S-4, File No. 33-87388)

            10.18*   Amendment to Change of Control Agreement between Gary W. Deems and First Pacific National Bank dated
                     January 11, 1995 (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-
                     4, File No. 33-87388)

            10.19*   Amendment to Change of Control Agreement between Michael J. Perdue and First Pacific National Bank dated January 11, 1995 (incorporated by reference to Exhibit 10.19 to the Registration Statement on
                     Form S-4, File No. 33-87388)

            10.20*   Amendment to Employment Agreement dated December 30, 1994 between First Pacific National Bank and
                     Harvey L. Williamson (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form
                     S-4, File No. 33-87388)

            10.21*   1996 Executive Officer Bonus Plan

            10.22    Agreement and Plan of Reorganization by and among FP Bancorp, Inc., First Pacific National Bank, RB
                     Bancorp and Bank of Rancho Bernardo dated as of January 12, 1996.

            11       Statement re computation of per share earnings

            21       FP Bancorp Subsidiaries (incorporated by reference to Exhibit 21 to the Form 10-KSB of FP Bancorp for the year ended December 31, 1994, File Number 0-17650)

            23       Consent of KPMG Peat Marwick LLP

            24       Power of Attorney (included in signature page)

-------------------
* Denotes a management contract or compensatory arrangement.





                                        III-3

            (b)  Reports on Form 8-K

                 1. Form 8-K dated September 13, 1995, filed October 6, 1995 reporting termination of negotiations with Rancho Santa Fe National Bank and listing of common stock on Nasdaq National Market System.





                                        III-4

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 1996                    FP BANCORP, INC.
                                        (Registrant)

                                        By:  /s/ Harvey L. Williamson
                                             ----------------------------------
                                             Harvey L. Williamson
                                                        President


  Know all men by these presents, that each person whose signature appears below constitutes and appoints Harvey L. Williamson and Michael J. Perdue, or either of them, his attorney-in-fact, each with power of substitution for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-KSB and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratifies and confirms all that each said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated.


                 NAME                             CAPACITY                    DATE
                 ----                             --------                    ----
 /s/ Mark N. Baker                     Director                          March 26, 1996
 ----------------------------------
 Mark N. Baker

 /s/ Earle W. Frey, Jr.                Director                          March 26, 1996
 ----------------------------------
 Earle W. Frey, Jr.

 /s/ Robert W. Klemme                  Director                          March 26, 1996
 ----------------------------------
 Robert W. Klemme

 /s/ Joseph J. Kuebler                 Director                          March 26, 1996
 ----------------------------------
 Joseph J. Kuebler

 /s/ Randall C. Luce                   Director                          March 26, 1996
 ----------------------------------
 Randall C. Luce

 /s/ Larry R. Markham                  Director                          March 26, 1996
 ----------------------------------
 Larry R. Markham

 /s/ Richard W. McBride                Director                          March 26, 1996
 ----------------------------------
 Richard W. McBride

 /s/ Richard S. Spanjian               Director                          March 26, 1996
 ----------------------------------
 Richard S. Spanjian

 /s/ Robert M. Spanjian                Director                          March 26, 1996
 ----------------------------------
 Robert M. Spanjian





                                        III-5

 /s/ Richard R. Thomas                 Director                          March 26, 1996
 ----------------------------------
 Richard R. Thomas

 /s/ Michael W. Wexler                 Director                          March 26, 1996
 ----------------------------------
 Michael W. Wexler

 /s/ Harvey L. Williamson              Director, Chief Executive         March 26, 1996
 ----------------------------------    Officer (Principal Executive
 Harvey L. Williamson                  Officer)


 /s/ Michael J. Perdue                 Chief Financial Officer and       March 26, 1996
 ----------------------------------    Executive Vice President
 Michael J. Perdue                     (Principal Financial Officer
                                       and principal Accounting
                                       Officer)






                                       III-6

                                  EXHIBIT LIST


                                                                                                                      PAGE
                                                                                                                      ----
            3.1      FP Bancorp, Inc. Certificate of Incorporation and Amendment (incorporated by reference to
                     Exhibit 3.1 to the Form 10-KSB of FP Bancorp for the year ended December 31, 1994, File
                     Number 0-17650)

            3.2      FP Bancorp, Inc. By-laws (incorporated by reference to Exhibit 3.2 to the Form 10-KSB of
                     FP Bancorp for the year ended December 31, 1994, File Number 0-17650)

            4.1      Indenture dated November 9, 1992 (including form of Debenture) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-2, File Number 33-52086)

            4.2      Trust Agreement (incorporated by reference to Exhibit 4.3 to the Registration Statement on
                     Form S-2, File Number 33-52086)

            4.3      Escrow Agreement (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-2, File Number 33-52086)

            10.1     Escondido National Bank Plaza Lease Dated January 4, 1984 Between Grand Avenue Financial
                     Center Partnership and Escondido National Bank, as Amended (Current Principal Offices of
                     First Pacific National Bank and FP Bancorp Located at 613 West Valley Parkway, Escondido,
                     California 92025-9999) (incorporated by reference to Exhibit 10.1 to the Registration
                     Statement on Form S-4, File No. 33-87388)

            10.2     Amendment to Escondido National Bank Plaza Lease

            10.3     Amended and Restated 1988 Stock Option Plan of ENB Holding Company as Amended
                     (incorporated by reference to Exhibit 10.2 to the Form 10-KSB of ENB Holding Company for
                     the Year Ended December 31, 1993, File Number 0-17650)

            10.4     Lease Between Lake San Marcos Properties and San Marcos National Bank Dated August 9, 1988
                     (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1, File
                     Number 33-33628)

            10.5     Shopping Center Lease for Plaza Las Brisas Between Las Brisas Joint Venture and Escondido
                     National Bank Dated December 6, 1989 (incorporated by reference to Exhibit 10.13 to the
                     Registration Statement on Form S-1, File Number 33-33628)

            10.6     Employment Agreement Dated March 1, 1993 Between Escondido National Bank, ENB Holding
                     Company and Harvey L. Williamson (incorporated by reference to Exhibit 10.5 to the Form
                     10-KSB of ENB Holding Company for the Year Ended December 31, 1993, File Number 0-17650)





                                         III-7

            10.7     ENB Holding Company Employee Stock Ownership Plan (incorporated by reference to Exhibit
                     10.16 to the Form 10-K of ENB Holding Company for the Year Ended December 31, 1990, File
                     No. 0-17650)

            10.8     Assignment of Lease Between the Bank of California, N.A. and Escondido National Bank Dated
                     July 26, 1991 and the Short Form Lease Between Myron T. Patterson and Hazel V. Patterson
                     and First National Bank of San Diego County Dated February 1, 1971 (incorporated by reference to Exhibit 10.17 to the Form 10-K of ENB Holding Company for the Year Ended
                     December 31, 1991, File Number 0-17650)

            10.9     Formal Agreement between Escondido National Bank and the Comptroller of the Currency
                     effective as of December 22, 1992 (incorporated by reference to Exhibit 10.18 to the
                     Form 10-K of ENB Holding Company for the Year Ended December 31, 1992, File
                     Number 0-17650)

            10.10    Change of Control Agreement between Harvey L. Williamson and First Pacific National Bank dated January 20, 1994 (incorporated by reference to Exhibit 10.12 to the Form 10-KSB of
                     ENB Holding Company for the Year Ended December 31, 1993, File Number 0-17650)

            10.11    Change of Control Agreement between Gary W. Deems and First Pacific National Bank dated
                     January 20, 1994 (incorporated by reference to Exhibit 10.13 to the Form 10-KSB of ENB
                     Holding Company for the Year Ended December 31, 1993, File Number 0-17650)

            10.12    Change of Control Agreement between Michael J. Perdue and First Pacific National Bank dated January 20, 1994 (incorporated by reference to Exhibit 10.14 to the Form 10-KSB of
                     ENB Holding Company for the Year Ended December 31, 1993, File Number 0-17650)

            10.13    Summary of Memorandum of Understanding between ENB Holding Company and The Federal Reserve
                     Bank of San Francisco dated May 24, 1993 (incorporated by reference to Exhibit 10.15 to the Form 10-KSB of ENB Holding Company for the Year Ended December 31, 1993, File Number
                     0-17650)

            10.14    Office Building Lease between Overland Bank and AARK/Park Joint Venture (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4, File No. 33-87388)

            10.15    Standard Multi-Tenant Lease between Overland Bank and E. E. Espinas, M.D., trustee of the
                     E. E. Espinas, M.D., Inc., Retirement Trust executed August 30, 1977 (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4, File No. 33-87388)

            10.16    Overland Bank Series A Warrant Agreement (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4, File No. 33-87388)

            10.17    Amendment to Change of Control Agreement between Harvey L. Williamson and First Pacific
                     National Bank dated January 11, 1995 (incorporated by reference to Exhibit 10.17 to the
                     Registration Statement on Form S-4, File No. 33-87388)





                                        III-8

            10.18    Amendment to Change of Control Agreement between Gary W. Deems and First Pacific National
                     Bank dated January 11, 1995 (incorporated by reference to Exhibit 10.18 to the
                     Registration Statement on Form S-4, File No. 33-87388)

            10.19    Amendment to Change of Control Agreement between Michael J. Perdue and First Pacific
                     National Bank dated January 11, 1995 (incorporated by reference to Exhibit 10.19 to the
                     Registration Statement on Form S-4, File No. 33-87388)

            10.20    Amendment to Employment Agreement dated December 30, 1994 between First Pacific National
                     Bank and Harvey L. Williamson (incorporated by reference to Exhibit 10.20 to the
                     Registration Statement on Form S-4, File No. 33-87388)

            10.21    1996 Executive Officer Bonus Plan

            10.22    Agreement and Plan of Reorganization by and among FP Bancorp, Inc., First Pacific National
                     Bank, RB Bancorp and Bank of Rancho Bernardo dated as of January 12, 1996

            11       Statement re computation of per share earnings

            21       FP Bancorp Subsidiaries (incorporated by reference to Exhibit 21 to the Form 10-KSB of FP
                     Bancorp for the year ended December 31, 1994, File Number 0-17650)

            23       Consent of KPMG Peat Marwick LLP

            24       Power of Attorney (included in signature page)





                                       III-9