Form 10QSB
period 1996-03-31
FP BANCORP INC
filed 1996-05-15
CIK 731804

                                                       Total number of pages: 12
                                                       Exhibit Index on page: 12




                                   FORM 10-QSB

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

- --------------------------------------------------------------------------------

               (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

               ( ) TRANSITION REPORT UNDER SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

- --------------------------------------------------------------------------------

                         Commission File Number 0-17650


                                FP Bancorp, Inc.
        (Exact name of small business issuer as specified in its charter)


Delaware                                                              33-0018976
(State or other jurisdiction                                       (IRS Employer
of incorporation or organization)                         Identification Number)

613 West Valley Parkway, Escondido                                    92025-4929
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

As of March 31, 1996, the number of shares outstanding of the Registrant's only class of common stock was 2,651,811.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         FP BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                                  March 31, 1996     December 31, 1995
- ---------------------------------------------------------------------------------      ---------------     -----------------
Cash and due from banks                                                                  $  14,965,000         $  14,293,000
Federal funds sold                                                                           1,200,000             2,000,000
Investment securities available for sale                                                    26,517,000            27,581,000
Investment securities held to maturity                                                       7,613,000             7,753,000
Loans, net of allowance for loan losses of $2,145,000 at March 31, 1996
    and $2,013,000 at December 31, 1995                                                    146,880,000           141,930,000
Premises and equipment, net                                                                  6,627,000             6,550,000
Other real estate owned, net                                                                 2,223,000             3,139,000
Goodwill, net                                                                                1,512,000             1,603,000
Accrued interest and other assets                                                            4,034,000             3,948,000
- ---------------------------------------------------------------------------------      ---------------     -----------------
                                                                                         $ 211,571,000         $ 208,797,000
=================================================================================      ===============     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
- ---------------------------------------------------------------------------------
Deposits:
  Noninterest-bearing                                                                    $  38,911,000         $  41,234,000
  Interest-bearing                                                                         149,467,000           144,430,000
- ---------------------------------------------------------------------------------      ---------------     -----------------
    Total deposits                                                                         188,378,000           185,664,000
- ---------------------------------------------------------------------------------      ---------------     -----------------
Accrued expenses and other liabilities                                                       1,358,000             1,725,000
Subordinated debentures                                                                      4,575,000             4,575,000
- ---------------------------------------------------------------------------------      ---------------     -----------------
Total liabilities                                                                          194,311,000           191,964,000
- ---------------------------------------------------------------------------------      ---------------     -----------------
Stockholders' equity:
 Common stock, par value $.001, authorized 4,000,000 shares, issued and
 outstanding 2,651,811 and 2,650,811 in 1996 and 1995, respectively                              3,000                 3,000
 Additional paid-in capital                                                                 24,561,000            24,556,000
 Accumulated deficit                                                                        (7,186,000)           (7,910,000)
 Unrealized holding gains (losses) on investment securities available for sale                (118,000)              284,000
 Receivable from ESOP                                                                             --                (100,000)
- ---------------------------------------------------------------------------------      ---------------     -----------------
Total stockholders' equity                                                                  17,260,000            16,833,000
- ---------------------------------------------------------------------------------      ---------------     -----------------
                                                                                         $ 211,571,000         $ 208,797,000
=================================================================================      ===============     =================

See accompanying notes to consolidated financial statements.

                         FP BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                                    Three Months Ended
                                                                        March 31,
                                                             ------------------------------
                                                                1996                1995
- -----------------------------------------------------        -----------         ----------
Interest income:
Interest and fees on loans                                   $ 3,789,000         $3,115,000
Federal funds sold                                                79,000             54,000
Investment securities                                            555,000            317,000
- -----------------------------------------------------        -----------         ----------
Total interest income                                          4,423,000          3,486,000
- -----------------------------------------------------        -----------         ----------
Interest expense:
Deposits                                                       1,171,000            924,000
Other                                                            122,000            125,000
- -----------------------------------------------------        -----------         ----------
Total interest expense                                         1,293,000          1,049,000
- -----------------------------------------------------        -----------         ----------
Net interest income                                            3,130,000          2,437,000
Provision for loan losses                                        250,000               --
- -----------------------------------------------------        -----------         ----------
Net interest income after
  provision for loan losses                                    2,880,000          2,437,000
- -----------------------------------------------------        -----------         ----------
Other operating income:
Service charges                                                  507,000            394,000
Other                                                             63,000            125,000
- -----------------------------------------------------        -----------         ----------
Total other operating income                                     570,000            519,000
- -----------------------------------------------------        -----------         ----------
Other operating expenses:
Salaries and employee benefits                                 1,413,000          1,232,000
Occupancy                                                        296,000            244,000
Furniture and equipment                                          204,000            165,000
Professional services                                            414,000            364,000
Other real estate owned, net                                      84,000            118,000
Other                                                            594,000            548,000
- -----------------------------------------------------        -----------         ----------
Total other operating expenses                                 3,005,000          2,671,000
- -----------------------------------------------------        -----------         ----------
Earnings before income taxes                                     445,000            285,000
Net income tax benefit                                          (279,000)              --
- -----------------------------------------------------        -----------         ----------
Net earnings                                                 $   724,000         $  285,000
=====================================================        ===========         ==========
Primary earnings per share:                                  $      0.27         $     0.16
=====================================================        ===========         ==========
Fully diluted earnings per share:                            $      0.22         $     0.16
=====================================================        ===========         ==========

See accompanying notes to consolidated financial statements.

                         FP BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Three Months Ended March 31,
                                                                               ---------------------------------
                                                                                   1996                 1995
- -----------------------------------------------------------------------        ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                   $    724,000         $    285,000
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Depreciation and amortization                                                     244,000              179,000
  Provision for loan losses                                                         250,000                 --
  Provision for losses on other real estate owned                                    63,000               21,000
  Gain on sale of other real estate owned                                           (26,000)                --
  Increase in accrued interest and other assets                                     (23,000)            (190,000)
  Increase (decrease) in accrued expenses and other liabilities                    (367,000)              50,000
  Increase in deferred loan origination fees                                         67,000              (83,000)
- -----------------------------------------------------------------------        ------------         ------------
Net cash provided by operating activities                                           932,000              262,000
- -----------------------------------------------------------------------        ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in loans outstanding                                                  (5,401,000)           5,568,000
  Proceeds on sale of other real estate owned                                     1,013,000              102,000
  Maturities of investment securities available for sale                          1,665,000              119,000
  Maturities of investment securities held to maturity                              134,000               23,000
  Purchase of investment securities available for sale                           (1,030,000)            (205,000)
  Purchase of investment securities held to maturity                                   --               (839,000)
  Decrease in receivable from ESOP                                                  100,000                8,000
  Net capital expenditures for premises and equipment                              (260,000)             (83,000)
- -----------------------------------------------------------------------        ------------         ------------
Net cash provided by (used in) investing activities                              (3,779,000)           4,693,000
- -----------------------------------------------------------------------        ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in interest-bearing deposits                                       5,037,000            6,783,000
  Net increase in noninterest-bearing deposits                                   (2,323,000)            (985,000)
  Proceeds from exercise of stock options                                             5,000                 --
  Decrease in Federal funds purchased                                                  --             (2,800,000)
- -----------------------------------------------------------------------        ------------         ------------
Net cash used in financing activities                                             2,719,000            2,998,000
- -----------------------------------------------------------------------        ------------         ------------
Net increase in cash and cash equivalents                                          (128,000)           7,953,000
Cash and  cash equivalents at beginning of period                                16,293,000            9,627,000
- -----------------------------------------------------------------------        ------------         ------------
Cash and cash equivalents at end of period                                     $ 16,165,000         $ 17,580,000
=======================================================================        ============         ============

                                                                     (continued)

                         FP BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

                                                                                              Three Months Ended March 31,
                                                                                             ------------------------------
                                                                                                 1996               1995
                                                                                             -----------         ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest                                                                                    $ 1,506,000         $1,120,000
 Supplemental disclosure of noncash investing and financing activities:
 Transfer from loans to other real estate owned                                              $   229,000         $  537,000
 Change in unrealized holding gains (losses) on investment securities
   available for sale                                                                        $  (402,000)        $  217,000
=====================================================================================        ===========         ==========

See accompanying notes to consolidated financial statements.

                                FP BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include the accounts of FP Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Pacific National Bank ("FPNB"). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements as of March 31, 1996 and for the three-month periods ended March 31, 1996 and 1995 are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results for the entire year ending December 31, 1996.

2. Primary earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Stock options for all periods presented are considered to be common stock equivalents and are used in the primary earnings per share calculations unless they are antidilutive. The weighted average numbers of shares used for the primary earnings per share calculations for the three-month periods ended March 31, 1996 and 1995 were 2,712,000 and 1,838,000, respectively.

     Fully diluted earnings per share is computed by dividing net earnings, subject to certain adjustments, by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities. Stock options are considered to be common stock equivalents and are used in the fully diluted earnings per share calculations unless they are antidilutive. The subordinated convertible debentures are considered to be other potentially dilutive securities and are used in the fully diluted earnings per share calculations unless they are antidilutive. The adjusted net earnings used for the fully diluted earnings per share calculations for the three-month periods ended March 31, 1996 and 1995 were $698,000 and $285,000 in 1996 and 1995, respectively. The weighted average numbers of shares used for the fully diluted earnings per share calculations for the three-month periods ended March 31, 1996 and 1995 were 3,170,000 and 1,838,000, respectively.

3. Because of the nature of its activities, the Company is at all times subject to pending and threatened legal actions which arise out of the normal course of its business. In the opinion of management, based in part upon opinions of legal counsel, the disposition of all litigation will not have a material effect on the Company's financial position or results of operations.

4. Goodwill is amortized on a straight-line basis over an estimated useful life of fifteen years.

5. Certain 1995 amounts have been reclassified to conform to the presentation used in 1996.

                                FP BANCORP, INC.
                  MATERIAL SUBSEQUENT EVENTS AND CONTINGENCIES

1. On April 1, 1996, The Company completed the merger of RB Bancorp and its wholly-owned subsidiary, The Bank of Rancho Bernardo, with and into FPNB. The Bank of Rancho Bernardo was a state-chartered bank with one office located in the community of Rancho Bernardo in North San Diego County, California. The merger was consummated after obtaining all applicable regulatory approvals and the approval of the shareholders of RB Bancorp on February 16, 1996.

     Pursuant to the merger agreement, shareholders of RB Bancorp received $7,350,000 in cash for the exchange of all outstanding RB Bancorp shares. $7,095,000 of the funds were provided from the liquidity of FPNB, and $256,000 of the funds were provided by a good faith deposit made by the Company. The amount of consideration was determined by negotiations between the Company and RB Bancorp.

     Upon consummation of the merger, RB Bancorp and The Bank of Rancho Bernardo ceased to exist and FPNB continued as the surviving entity. The combined institution had assets of approximately $270,000,000, loans of $193,000,000 and deposits of $240,000,000 after the transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The financial position and the results of operations as of March 31, 1996 reflect the Company's acquisition of Overland Bank on April 1, 1995 (the "Overland Merger").

The Company's net earnings for the quarter ended March 31, 1996 were $724,000 or $.27 per share, compared to net earnings of $285,000 or $.16 per share for the same quarter in 1995. The Company's return on average assets and return on average stockholders' equity were .34% and 4.20%, respectively, for the three-month period ended March 31, 1995 as compared to .17% and 2.80%, respectively, for the same period in 1995. The increase in earnings of $439,000 for the three-month period ended March 31, 1996 as compared to the same period in 1995 was due to an increase in net interest income of $693,000 or 28.44% offset by an increase in other operating expenses of $334,000 or 12.51%. A net income tax benefit of $279,000 was also recorded during the quarter ended March 31, 1996.

The increase in net interest income and other operating expenses during the three-month period ended March 31, 1996 as compared to 1995 was primarily due to the growth accomplished through the Overland Merger.

Total assets increased $2,774,000 or 1.33% from $208,797,000 as of December 31, 1995 to $211,571,000 as of March 31, 1996. The increase in total assets was due to an increase in total loans of $5,082,000 or 3.53%, offset by a decrease of $916,000 or 29.18% in other real estate owned ("OREO") and a decrease of $1,192,000 or 2.72% in liquid assets.

NET INTEREST INCOME

Net interest income before provision for loan losses increased $693,000 or 28.44% for the quarter ended March 31, 1996 as compared to the same period in 1995. Net interest income is affected by changes in average rates, average volumes of interest-earning assets and average volumes of interest-bearing liabilities. On April 1, 1995, $29,180,000 of loans and $29,799,000 of interest-bearing deposits were acquired in the Overland Merger, which contributed to the increase in net interest income during the first quarter of 1996 as compared to 1995. Changes in the interest rate environment and the Company's cost of funds also effected net interest income.

The rate earned on interest-earning assets for the quarter ended March 31, 1996 decreased to 9.54% from 9.63% for the same period in 1995 due to the net decrease in interest rates during 1996 and 1995. Average loans outstanding during the quarter ended March 31, 1996 were $145,562,000 which earned interest at an average rate of 10.47%, as compared to average loans outstanding of $118,869,000 which earned a rate of 10.63% during the same period in 1995. Average Federal funds sold were $6,160,000 which earned an average rate of 5.16% for the three months ended March 31, 1996, as compared to $3,809,000 which earned 5.75% during the same quarter in 1995. Conversely, the investment securities portfolios had an aggregate average balance of $34,718,000 and earned 6.43% for the three months ended March 31, 1996 as compared to $24,190,000 which earned 5.31% during the same period in 1995. The increase in the Company's yield on investment securities in a decreasing interest rate environment was the result of a restructuring of the investment portfolio into higher-yielding securities during the second and third quarters of 1995.

The rate paid on interest-bearing liabilities was 3.36% for the quarter ended March 31, 1996 as compared to 3.25% for the same period in 1995 due to the introduction of new deposit products during 1995 and a change in deposit mix. Average outstanding interest-bearing deposits of $150,109,000 for the quarter ended March 31, 1996 were paid an average rate of 3.14% as compared to average outstanding interest-bearing deposits of $125,934,000 which were paid an average rate of 2.98% for the same period in 1995.

The following table presents for the periods indicated a summary of changes in interest income and interest expense for the major categories of average interest-earning assets and average interest-bearing liabilities and the amounts of change attributable to variations in volume and in interest rates.

                                                             Three Months Ended March 31,
                                                                 1996 compared to 1995
                                                           ---------------------------------
                                                                     (in thousands)
                                                                   Increase (Decrease)
                                                           ---------------------------------
                                                           Volume        Rate           Net
                                                           ------        ----          -----
Interest earned on interest-earning assets:
   Loans (1)                                                $ 705         $(31)        $ 674
   Taxable investment securities                              139           99           238
   Federal funds sold                                          34           (9)           25
                                                            -----         ----         -----
       Total interest on interest-earning assets            $ 878         $ 59         $ 937
                                                            =====         ====         =====

Interest paid on interest-bearing liabilities:
   Interest-bearing deposits:
    Savings and time                                        $ 109         $ 18         $ 127
    Interest-bearing demand                                    64           56           120
                                                            -----         ----         -----
Total interest-bearing deposits                               173           74           247
Debentures and Federal funds purchased                         (3)         --             (3)
                                                            -----         ----         -----
      Total interest on interest-bearing liabilities        $ 170         $ 74         $ 244
                                                            =====         ====         =====

(1) Nonaccrual loans are included in the loan totals used in the calculation of this table.

Interest income on loans includes the accretion of loan fees resulting from the Company's lending activities. Net fees included in interest income for the three months ended March 31, 1996 and 1995 were $136,000 and $81,000, respectively.

OTHER OPERATING INCOME

Other operating income was $570,000 for the quarter ended March 31, 1996 as compared to $519,000 for the same period in 1995, an increase of $51,000 or 9.83%. Service charges increased by $113,000 or 28.68% while all other operating income decreased $62,000 or 48.60%. The increase in service charges during the three-month period ended March 31, 1996 as compared to the same period in 1995 was due to the increase in the deposit base resulting from the Overland Merger and an increase in merchant VISA activity.

OTHER OPERATING EXPENSES

Total other operating expenses for the three months ended March 31, 1996 were $3,005,000, an increase of $334,000 or 12.51%, as compared to the same quarter in 1995. An increase of $181,000 or 14.69% was reported in salaries and employee benefits during the quarter ended March 31, 1996. Occupancy and furniture and equipment expenses increased $91,000 or 22.25%, professional services expense increased $50,000 or 13.74%, net other real estate owned expenses decreased $34,000 or 28.81% and the balance of the other operating expenses increased $46,000 or 8.39% for the three-month period ended March 31, 1996 as compared to 1995. These increases were a direct result of the Overland Merger, except for the reduction in net other real estate owned expense, which was due to the decrease in other real estate owned from $3,139,000 as of December 31, 1995 to $2,223,000 as of March 31, 1996.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

Loan quality is monitored on an ongoing basis. On a quarterly basis, management conducts an analysis of the composition and quality of the Company's loan portfolio. The Company determines the allocation for allowances based upon the evaluation of quality of the loan portfolio, total outstanding loans, previous charges against the allowance and current and anticipated economic conditions. The provision for loan losses is a charge against earnings in the period in which the potential loss is identified. Actual loan losses are charged against the allowance for loan losses in the period in which they occur.

A provision for loan losses of $250,000 was recognized for the three-month period ended March 31, 1996. No provision for loan losses was recorded in the first quarter of 1995. Based on a review of the loan portfolio and considering historical experience with regard to potential loan losses, the provision was necessary so that the allowance for loan losses as of March 31, 1996 was adequate to absorb potential losses.

As of March 31, 1996, the allowance for loan losses totaled $2,145,000 or 1.44% of total loans outstanding compared with $2,013,000 or 1.40% of total loans outstanding as of December 31, 1995. Based on management's evaluation of the loan portfolio considering the factors mentioned above, management believes that the allowance for loan losses was adequate as of March 31, 1996.

INCOME TAXES

A net income tax benefit of $279,000 was recorded during the three-month period ended March 31, 1996. The amount of the benefit was determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", considering management's best estimate of the effective tax rate expected to be applicable for the full fiscal year. Management believes that it is more likely than not that the net deferred tax asset recorded will be realized through future earnings and/or tax planning strategies. No income tax benefit was recorded during the first quarter of 1995.

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Effective asset/liability management is achieved by maintaining adequate liquidity and minimizing the impact of future interest rate changes on net interest income. The responsibility for monitoring the Company's liquidity and interest rate sensitivity lies with the Asset/Liability and Executive Committees of FPNB. The Executive Committee meets weekly and the Asset/Liability Committee meets quarterly to monitor liquidity, investment strategies, rate sensitivity strategy and loan demand as well as the adequacy of funding sources.

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Liquidity is provided by cash and due from banks, Federal funds sold, investments available for sale, interest-earning deposits in other financial institutions, and loan repayments. The Company's total liquid assets as a percentage of deposits totaled 22.66% and 23.63% as of March 31, 1996 and December 31, 1995, respectively.

The Company actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements, to achieve consistent growth in net interest income, and to profit from favorable market opportunities. The Company manages the rate sensitivity position by adjusting the average maturity of and establishing rates on earning assets and interest-bearing liabilities in line with its expectation for future interest rates. However, even with perfectly matched repricing of assets and liabilities, interest rate risk cannot be avoided entirely. Interest rate risk remains in the form of prepayment risk of assets or liabilities, risks related to differences in the timing and indexes for interest rate adjustments for assets and liabilities with adjustable interest rates, and basis risk. In the Company's experience, in a rising rate environment rates on short-term liabilities rise more slowly than rates on its adjustable rate assets, while in a decreasing rate environment, the Company would expect rates on its short-term liabilities to decrease more consistently with the rates on its adjustable rate assets.

CAPITAL RESOURCES

The Company engages in an ongoing assessment of its capital needs in order to maintain an adequate level of capital to support business growth and to ensure depositor protection. The Company's two sources of capital are internally generated funds and the capital markets.

The Federal Reserve Board (the "FRB") in December 1988, the Office of the Comptroller of the Currency (the "OCC") in January 1989 and the Federal Deposit Insurance Corporation in March 1989 adopted risk-based capital adequacy guidelines for bank holding companies and banks. The risk-based capital adequacy guidelines establish a risk-based capital ratio based on the overall risk of the entity determined by assigning various weighted risks to each balance sheet asset and certain off-balance sheet commitments, adding up all of the weighted risk amounts, and dividing Tier 1 capital (capital, surplus and retained earnings) into the risk-weighted assets. As of March 31, 1996, the Company's Tier I risk-based capital to risk-weighted assets totaled 9.72% compared to 9.32% at December 31, 1995.

Additionally, the FRB and the OCC adopted leverage requirements effective January 1, 1992 which apply in addition to the risk-based capital requirements. Under these requirements, bank holding companies and national banking associations are required to maintain core capital of at least 3% of total assets. On March 31, 1996 and December 31, 1995, the Company's core capital to total assets stood at 7.55% and 7.25%, respectively.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27  Financial Data Schedule


(b)      Reports on Form 8-K

         Form 8-K, File No. 0-17650 dated January 12, 1996 was filed to report the signing of a Definitive Agreement for the merger of The Bank of Rancho Bernardo with and into the Company's wholly-owned subsidiary, First Pacific National Bank, and to announce the opening of a second First Pacific National Bank branch in Temecula, California.

         Form 8-K, File No. 0-17650 dated April 1, 1996 was filed to report that the merger of The Bank of Rancho Bernardo with and into the Company's wholly-owned subsidiary, First Pacific National Bank, had been consummated.


SIGNATURES

In the opinion of management, the financial statements presented reflect all adjustments which are necessary to a fair statement of the results for the periods presented.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FP Bancorp, Inc.



By:  /s/  Michael J. Perdue
     ----------------------
     Michael J. Perdue
     Executive Vice President and
     Chief Operating Officer
     (duly authorized officer and
     principal financial officer)

Dated:   May 13, 1996