Form 10QSB
period 1996-06-30
FP BANCORP INC
filed 1996-08-14
CIK 731804

                                                       Total number of pages: 14
                                                       Exhibit Index on page: 13




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

                  For the quarterly period ended June 30, 1996

                                       OR

               ( ) TRANSITION REPORT UNDER SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934
- --------------------------------------------------------------------------------

                         Commission File Number 0-17650


                                FP Bancorp, Inc.
        (Exact name of small business issuer as specified in its charter)


Delaware                                                              33-0018976
(State or other jurisdiction                                       (IRS Employer
of incorporation or organization)                         Identification Number)

613 West Valley Parkway, Escondido, California                        92025-4929
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


                                   Yes X No
                                      --    --

As of June 30, 1996, the number of shares outstanding of the Registrant's only class of common stock was 2,651,805.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         FP BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                            June 30, 1996     December 31, 1995
                                                                                  -------------     -----------------
Cash and due from banks                                                           $  20,169,000       $  14,293,000
Federal funds sold                                                                    9,500,000           2,000,000
Interest-earning deposits                                                                99,000                  --
Investment securities available for sale                                             25,575,000          27,581,000
Investment securities held to maturity                                                7,462,000           7,753,000
Loans, net of allowance for loan losses of $3,025,000 as of
    June 30, 1996 and $2,013,000 as of December 31, 1995                            188,658,000         141,930,000
Premises and equipment, net                                                           7,959,000           6,550,000
Other real estate owned, net                                                          1,687,000           3,139,000
Goodwill, net                                                                         3,679,000           1,603,000
Accrued interest and other assets                                                     5,170,000           3,948,000
                                                                                  -------------       -------------
                                                                                  $ 269,958,000       $ 208,797,000
                                                                                  =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                                      -------------
Deposits:
  Noninterest-bearing                                                             $  53,763,000       $  41,234,000
  Interest-bearing                                                                  191,340,000         144,430,000
                                                                                  -------------       -------------
    Total deposits                                                                  245,103,000         185,664,000
                                                                                  -------------       -------------
Accrued expenses and other liabilities                                                1,678,000           1,725,000
Subordinated debentures                                                               4,575,000           4,575,000
                                                                                  -------------       -------------
Total liabilities                                                                   251,356,000         191,964,000
                                                                                  -------------       -------------
Stockholders' equity:
 Common stock, par value $.001, authorized 4,000,000 shares; issued and
 outstanding 2,651,805 and 2,650,811 in 1996 and 1995, respectively                       3,000               3,000
 Additional paid-in capital                                                          24,561,000          24,556,000
 Accumulated deficit                                                                 (5,678,000)         (7,910,000)
 Unrealized holding gains (losses) on investment
    securities available for sale                                                      (284,000)            284,000
 Receivable from ESOP                                                                        --            (100,000)
                                                                                  -------------       -------------
Total stockholders' equity                                                           18,602,000          16,833,000
                                                                                  -------------       -------------
                                                                                  $ 269,958,000       $ 208,797,000
                                                                                  =============       =============


See accompanying notes to consolidated financial statements.

                         FP BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                  Three Months Ended                    Six Months Ended
                                                       June 30,                             June 30,
                                           -------------------------------      -------------------------------
                                               1996               1995              1996               1995
                                           ------------       ------------      ------------       ------------
Interest income:
Interest and fees on loans                 $  4,992,000       $  4,059,000      $  8,781,000       $  7,174,000
Federal funds sold                              105,000            112,000           184,000            166,000
Interest-earning deposits                         4,000             12,000             4,000             12,000
Investment securities                           530,000            412,000         1,085,000            729,000
                                           ------------       ------------      ------------       ------------
Total interest income                         5,631,000          4,595,000        10,054,000          8,081,000
                                           ------------       ------------      ------------       ------------
Interest expense:
Deposits                                      1,496,000          1,150,000         2,667,000          2,074,000
Other                                           122,000            119,000           244,000            244,000
                                           ------------       ------------      ------------       ------------
Total interest expense                        1,618,000          1,269,000         2,911,000          2,318,000
                                           ------------       ------------      ------------       ------------
Net interest income                           4,013,000          3,326,000         7,143,000          5,763,000
Provision for loan losses                       150,000               --             400,000               --
                                           ------------       ------------      ------------       ------------
Net interest income after
  provision for loan losses                   3,863,000          3,326,000         6,743,000          5,763,000
                                           ------------       ------------      ------------       ------------
Other operating income:
Service charges                                 617,000            502,000         1,124,000            896,000
Other                                            66,000             86,000           129,000            211,000
                                           ------------       ------------      ------------       ------------
Total other operating income                    683,000            588,000         1,253,000          1,107,000
                                           ------------       ------------      ------------       ------------
Other operating expenses:
Salaries and employee benefits                1,673,000          1,438,000         3,086,000          2,670,000
Professional services                           596,000            429,000         1,010,000            793,000
Occupancy                                       350,000            310,000           646,000            554,000
Furniture and equipment                         282,000            237,000           486,000            402,000
Merchant credit card charges                    194,000            123,000           317,000            230,000
Other real estate owned, net                    122,000             35,000           206,000            153,000
Loss on sale of investment securities           110,000             46,000           136,000             46,000
Goodwill amortization                            75,000             26,000           103,000             26,000
Other                                           614,000            525,000         1,031,000            966,000
                                           ------------       ------------      ------------       ------------
Total other operating expenses                4,016,000          3,169,000         7,021,000          5,840,000
                                           ------------       ------------      ------------       ------------
Earnings before income taxes                    530,000            745,000           975,000          1,030,000
Net income tax benefit                         (978,000)              --          (1,257,000)              --
                                           ------------       ------------      ------------       ------------
Net earnings                               $  1,508,000       $    745,000      $  2,232,000       $  1,030,000
                                           ============       ============      ============       ============
Primary earnings per share:                $       0.55       $       0.28      $       0.82       $       0.46
                                           ============       ============      ============       ============
Fully diluted earnings per share:          $       0.48       $       0.27      $       0.74       $       0.46
                                           ============       ============      ============       ============


See accompanying notes to consolidated financial statements.

                         FP BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Six Months Ended June 30,
                                                                      -------------------------------
                                                                          1996               1995
                                                                      ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                          $  2,232,000       $  1,030,000
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Depreciation and amortization                                            581,000            449,000
  Provision for loan losses                                                400,000               --
  Provision for losses on other real estate owned                          143,000            196,000
  Gain on sale of other real estate owned                                  (10,000)          (278,000)
  Loss on sale of investment securities available for sale                 136,000             46,000
  (Increase) decrease in accrued interest and other assets                (615,000)           132,000
  Increase (decrease) in accrued expenses and other liabilities           (693,000)             3,000
  (Increase) decrease in deferred loan origination fees                     63,000           (112,000)
                                                                      ------------       ------------
Net cash provided by operating activities                                2,237,000          1,466,000
                                                                      ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in loans outstanding                              (4,827,000)         6,733,000
  Proceeds on sale of other real estate owned                            1,856,000          2,311,000
  Net maturities of interest-earning deposits                              396,000          1,358,000
  Maturities of investment securities available for sale                 2,345,000            237,000
  Maturities of investment securities held to maturity                     278,000             83,000
  Purchase of investment securities available for sale                  (7,047,000)        (5,398,000)
  Purchase of investment securities held to maturity                          --             (839,000)
  Proceeds from sale of investment securities available for sale         8,995,000          4,798,000
  Decrease in receivable from ESOP                                         100,000             16,000
  Net capital expenditures for premises and equipment                     (783,000)          (561,000)
  Net cash acquired in merger                                            5,302,000          4,312,000
                                                                      ------------       ------------
Net cash provided by investing activities                                6,615,000         13,050,000
                                                                      ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in interest-bearing deposits                   2,928,000         (1,686,000)
  Net increase in noninterest-bearing deposits                           1,591,000         12,327,000
  Proceeds from exercise of stock options                                    5,000               --
  Decrease in Federal funds purchased                                         --           (2,800,000)
                                                                      ------------       ------------
Net cash provided by financing activities                                4,524,000          7,841,000
                                                                      ------------       ------------
Net increase in cash and cash equivalents                               13,376,000         22,357,000
Cash and cash equivalents at beginning of period                        16,293,000          9,627,000
                                                                      ------------       ------------
Cash and cash equivalents at end of period                            $ 29,669,000       $ 31,984,000
                                                                      ============       ============

                                 4
                                                                     (continued)

                         FP BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

                                                                              Six Months Ended June 30,
                                                                            -----------------------------
                                                                               1996               1995
                                                                            -----------       -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest                                                                   $ 2,943,000       $ 2,163,000
 Income taxes                                                               $    26,000       $      --
Supplemental disclosure of noncash investing and financing activities:
 Transfer from loans to other real estate owned                             $   229,000       $ 1,533,000
 Transfer from other real estate owned to loans                             $    95,000       $      --
 Change in unrealized holding gains (losses) on investment securities
   available for sale                                                       $  (568,000)      $  (492,000)
 Common stock issued in merger                                              $      --         $ 4,255,000
                                                                            ===========       ===========

See accompanying notes to consolidated financial statements.

                                FP BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include the accounts of FP Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Pacific National Bank ("FPNB"). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements as of June 30, 1996 and for the three- and six-month periods ended June 30, 1996 and 1995 are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. The results of operations for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results for the entire year ending December 31, 1996.

2. Primary earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Stock options for all periods presented are considered to be common stock equivalents and are used in the primary earnings per share calculations unless they are antidilutive. The weighted average numbers of shares used for the primary earnings per share calculations for the three-month periods ended June 30, 1996 and 1995 were 2,718,000 and 2,658,000, respectively. The weighted average numbers of shares used for the primary earnings per share calculations for the six-month periods ended June 30, 1996 and 1995 were 2,715,000 and 2,247,000, respectively.

      Fully diluted earnings per share is computed by dividing net earnings, subject to certain adjustments, by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities. Stock options are considered to be common stock equivalents and are used in the fully diluted earnings per share calculations unless they are antidilutive. The subordinated convertible debentures are considered to be other potentially dilutive securities and are used in the fully diluted earnings per share calculations unless they are antidilutive. The adjusted net earnings used for the fully diluted earnings per share calculations for the three-month periods ended June 30, 1996 and 1995 were $1,517,000 and $848,000 in 1996 and 1995, respectively.
      The weighted average numbers of shares used for the fully diluted earnings per share calculations for the three-month periods ended June 30, 1996 and 1995 were 3,179,000 and 3,115,000, respectively. The adjusted net earnings used for the fully diluted earnings per share calculations for the six-month periods ended June 30, 1996 and 1995 were $2,361,000 and $1,236,000 in 1996 and 1995, respectively. The weighted average numbers of shares used for the fully diluted earnings per share calculations for the six-month periods ended June 30, 1996 and 1995 were 3,179,000 and 2,705,000, respectively.

3. On April 1, 1996, the Company completed the merger of RB Bancorp and its wholly-owned subsidiary, The Bank of Rancho Bernardo, with and into FPNB (the "RB Merger"). The Bank of Rancho Bernardo was a state-chartered bank with one office located in the community of Rancho Bernardo in North San Diego County, California. The merger was consummated after obtaining all applicable regulatory approvals and the approval of the shareholders of RB Bancorp on February 16, 1996.

      Pursuant to the merger agreement, shareholders of RB Bancorp received $7,350,000 in cash for the exchange of all outstanding RB Bancorp shares. The amount of consideration was determined by negotiations between the Company and RB Bancorp. Upon consummation of the merger, RB Bancorp and The Bank of Rancho Bernardo ceased to exist and FPNB continued as the surviving entity.

      The following pro forma data presents the historical results of the combined bank as if the RB Merger had occurred at the beginning of the three- and six-month periods ended June 30, 1996 and 1995, with intangibles from various acquisitions being amortized over a period of 12 to 15 years.

                                                     Three months ended June 30,       Six months ended June 30,
                                                      --------------------------      --------------------------
      (in thousands, except share & per share data)      1996            1995            1996            1995
                                                      ----------      ----------      ----------      ----------
      Interest income                                 $    5,631      $    5,696      $   11,169      $   10,283
      Interest expense                                     1,618           1,679           3,314           3,129
      Provision for loan losses                              150            --               456              54
      Noninterest income                                     683             759           1,390           1,384
      Noninterest expense                                  4,016           3,733           7,756           7,199
                                                      ----------      ----------      ----------      ----------
      Net earnings before income taxes                $      530      $    1,043      $    1,033      $    1,285
                                                      ==========      ==========      ==========      ==========
      Net earnings                                    $    1,508      $    1,043      $    2,290      $    1,285
                                                      ==========      ==========      ==========      ==========
      Net earnings per share                          $     0.55      $     0.39      $     0.84      $     0.57
                                                      ==========      ==========      ==========      ==========
      Average shares outstanding                       2,718,000       2,658,000       2,715,000       2,247,000
                                                      ==========      ==========      ==========      ==========


      Assets acquired in the RB Merger included net loans of $42,498,000, liquid assets of $8,854,000, premises and equipment of $1,025,000, other real estate owned of $403,000 and other assets of $358,000. Liabilities assumed included $54,920,000 of deposits and $647,000 of accrued expenses and other liabilities. The acquisition was accounted for using the purchase method of accounting, resulting in goodwill of $2,429,000.

4. Because of the nature of its activities, the Company is at all times subject to pending and threatened legal actions which arise out of the normal course of its business. In the opinion of management, based in part upon opinions of legal counsel, the disposition of all litigation will not have a material effect on the Company's financial position or results of operations.

5. Goodwill is amortized on a straight-line basis over an estimated useful life of twelve to fifteen years.

6. Certain 1995 amounts have been reclassified to conform to the presentation used in 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The financial position and the results of operations as of June 30, 1996 reflect the Company's acquisition of RB Bancorp on April 1, 1996 (the "RB Merger") and the opening of a second branch in the City of Temecula in Riverside County ('the "Rancho California Road Branch") on April 22, 1996.

The Company's net earnings for the quarter ended June 30, 1996 were $1,508,000 or $.55 per share, compared to net earnings of $745,000 or $.28 per share for the same quarter in 1995. The Company's return on average assets and return on average stockholders' equity were .56% and 8.40%, respectively, for the three-month period ended June 30, 1996 as compared to .36% and 4.88%, respectively, for the same period in 1995. The increase in earnings of $763,000 or 102.42% for the three-month period ended June 30, 1996 as compared to the same period in 1995 was primarily due to a net income tax benefit of $978,000 offset in part by a provision for loan losses of $150,000 recorded during the quarter ended June 30, 1996.

The Company's net earnings for the six months ended June 30, 1996 were $2,232,000 or $.82 per share, compared to net earnings of $1,030,000 or $.46 per share for the same period in 1995. The Company's return on average assets and return on average stockholders' equity were .93% and 12.69%, respectively, for the six-month period ended June 30, 1995 as compared to .55% and 8.08%, respectively, for the same period in 1995. The increase in earnings of $1,202,000 or 116.70% for the six-month period ended June 30, 1996 as compared to the same period in 1995 was primarily due to a net income tax benefit of $1,257,000 recorded during the six months ended June 30, 1996.

Increases in net interest income and other operating income and expenses during the three- and six-month periods ended June 30, 1996 as compared to 1995 were primarily due to the growth accomplished through the RB Merger, as well as moderate growth in the previously existing base of customer loans and deposits.

Total assets increased $61,161,000 or 29.29% from $208,797,000 as of December 31, 1995 to $269,958,000 as of June 30, 1996. The increase in asset size was primarily a result of the RB Merger, but was also affected to some extent by the Ranch California Road Branch, which had deposits of approximately $5,000,000 as of June 30, 1996. Net loans increased $46,728,000 or 32.92% from December 31, 1995 to June 30, 1996. $42,498,000 of net loans were acquired in the RB Merger and the balance of the increase was due to an increase in new loan volume during the first and second quarters of 1996. Deposits as of June 30, 1996 increased $59,439,000 or 32.01% from December 31, 1995. Deposits of $54,920,000 were acquired in the RB Merger and the balance of the variance since December 31, 1995 was primarily attributed to new deposits generated at the Rancho California Road Branch. The growth in deposits resulted in an increase in liquid assets of $11,469,000 or 26.14% since December 31, 1995. Premises and equipment, goodwill and accrued interest and other assets increased $4,707,000 or 38.90%, primarily as a result of the RB Merger. Other real estate owned decreased by $1,452,000 or $46.26% due to significant property sales during the first half of 1996.

On August 5, 1996, the Company opened its eighth branch in Valley Center, located in North San Diego County, California (the "Valley Center Branch"). The Rancho California Road Branch and the Valley Center Branch will increase the Company's noninterest expenses during their start-up periods, which may impact the net earnings of the Company during 1996.

NET INTEREST INCOME

Net interest income before provision for loan losses increased $687,000 or 20.66% for the quarter ended June 30, 1996 as compared to the same period in 1995 and $1,380,000 or 23.95% for the six months ended June 30, 1996 as compared to the same period in 1995 Net interest income is affected by changes in average rates, average volumes of interest-earning assets and average volumes of interest-bearing liabilities. On April 1, 1996, $43,121,000 of loans and $43,982,000 of interest-bearing deposits were acquired in the RB Merger, which contributed to the increase in net interest income during the second quarter of 1996 as compared to 1995. Changes in the interest rate environment and the Company's cost of funds also effected net interest income.

 The rate earned on interest-earning assets for the quarter ended June 30, 1996 decreased to 9.61% from 10.17% for the same period in 1995 due to the net decrease in interest rates during the period. Average loans outstanding during the quarter ended June 30, 1996 were $193,586,000 which earned interest at an average rate of 10.37%, as compared to average loans outstanding of $143,817,000 which earned a rate of 11.32% during the same period in 1995. Average Federal funds sold were $8,675,000 which earned an average rate of 4.87% for the three months ended June 30, 1996 as compared to $7,735,000 which earned 5.81% during the same quarter in 1995. Conversely, the investment securities portfolios had an aggregate average balance of $33,266,000 and earned 6.41% for the three months ended June 30, 1996 as compared to $28,786,000 which earned 5.74% during the same period in 1995. The increase in the Company's yield on investment securities in a decreasing interest rate environment was the result of a restructuring of the investment portfolio into higher-yielding securities during late 1995 and again in the second quarter of 1996.

The rate earned on interest-earning assets for the six months ended June 30, 1996 decreased to 9.58% from 9.94% for the same period in 1995 due to the net decrease in interest rates during 1996 and 1995. Average loans outstanding during the six months ended June 30, 1996 were $169,582,000 which earned interest at an average rate of 10.41% as compared to average loans outstanding of $131,402,000 which earned a rate of 11.01% during the same period in 1995. Average Federal funds sold were $7,397,000 which earned an average rate of 5.00% for the six months ended June 30, 1996, as compared to $5,784,000 which earned 5.79% during the same period in 1995. Conversely, the investment securities portfolios had an aggregate average balance of $33,982,000 and earned 6.42% for the six months ended June 30, 1996 as compared to $26,277,000 which earned 5.59% during the same period in 1995. The increase in the Company's yield on investment securities in a decreasing interest rate environment was the result of a restructuring of the investment portfolio into higher-yielding securities during late 1995 and again in the second quarter of 1996.

The rate paid on interest-bearing liabilities was 3.33% for the quarters ended June 30, 1996 and 1995. Average outstanding interest-bearing deposits of $190,911,000 for the quarter ended June 30, 1996 were paid an average rate of 3.15% as compared to average outstanding interest-bearing deposits of $148,375,000 which were paid an average rate of 3.11% for the same period in 1995. Debentures and other borrowings had an average outstanding balance of $4,701,000 and paid 10.44% for the three-month period ended June 30, 1996 as compared to an average balance of $4,575,000 which paid 10.43% for the three-month period ended June 30, 1995.

The rate paid on interest-bearing liabilities was 3.34% for the six months ended June 30, 1996 as compared to 3.29% for the same period in 1995. Average outstanding interest-bearing deposits of $170,495,000 for the six months ended June 30, 1996 were paid an average rate of 3.15% as compared to average outstanding interest-bearing deposits of $137,204,000 which were paid an average rate of 3.05% for the same period in 1995. Debentures and other borrowings had an average outstanding balance of $4,673,000 and paid 10.50% for the six-month period ended June 30, 1996 as compared to an average balance of $4,687,000 which paid 10.50% for the six-month period ended June 30, 1995.

The following table presents for the periods indicated a summary of changes in interest income and interest expense for the major categories of average interest-earning assets and average interest-bearing liabilities and the amounts of change attributable to variations in volume and in interest rates.

                                                            Three Months Ended June 30,              Six Months Ended June 30,
                                                               1996 compared to 1995                   1996 compared to 1995
                                                         ---------------------------------      ---------------------------------
                                                                   (in thousands)                       (in thousands)

                                                                Increase (Decrease)                   Increase (Decrease)
                                                         ---------------------------------      ---------------------------------
                                                         Volume        Rate         Net         Volume        Rate         Net
                                                         -------      -------      -------      -------      -------      -------
Interest earned on interest-earning assets:
   Loans (1)                                             $ 1,401      $  (468)     $   933      $ 2,090      $  (483)     $ 1,607
   Taxable investment securities                              64           54          118          214          142          356
   Interest-earning deposits                                  (9)           1           (8)          (9)           1           (8)
   Federal funds sold                                         14          (21)          (7)          46          (28)          18
                                                         -------      -------      -------      -------      -------      -------
       Total interest on interest-earning assets         $ 1,470      $  (434)     $ 1,036      $ 2,341      $  (368)     $ 1,973
                                                         =======      =======      =======      =======      =======      =======
Interest paid on interest-bearing liabilities:
   Interest-bearing deposits:
    Savings and time                                     $   247      $   (14)     $   233      $   355      $     6      $   361
    Interest-bearing demand                                  101           12          113          164           68          232
                                                         -------      -------      -------      -------      -------      -------
Total interest-bearing deposits                              348           (2)         346          519           74          593
Debentures and Federal funds purchased                         3         --              3           (1)           1         --
                                                         -------      -------      -------      -------      -------      -------
      Total interest on interest-bearing liabilities     $   351      $    (2)     $   349      $   518      $    75      $   593
                                                         =======      =======      =======      =======      =======      =======

(1) Nonaccrual loans are included in the loan totals used in the calculation of this table.


Interest income on loans includes the accretion of loan fees resulting from the Company's lending activities. Net fees included in interest income for the three months ended June 30, 1996 and 1995 were $231,000 and $102,000, respectively. Net fees included in interest income for the six months ended June 30, 1996 and 1995 were $367,000 and $243,000, respectively.

OTHER OPERATING INCOME

Other operating income was $683,000 for the quarter ended June 30, 1996 as compared to $588,000 for the same period in 1995, an increase of $95,000 or 16.16%. Service charges increased by $115,000 or 22.91% while all other operating income decreased $20,000 or 23.26%. The increase in service charges during the three-month period ended June 30, 1996 as compared to the same period in 1995 was due to the increase in the deposit base resulting from the RB Merger. The decrease in other operating income was due to a $75,000 refund of prior year legal expenses recorded in the second quarter of 1995, offset by an increase in overall other operating income due to the Company's growth.

Other operating income was $1,253,000 for the six months ended June 30, 1996 as compared to $1,107,000 for the same period in 1995, an increase of $146,000 or 13.19%. Service charges increased by $228,000 or 25.45% while all other operating income decreased $82,000 or 38.86%. The increase in service charges during the six-month period ended June 30, 1996 as compared to the same period in 1995 was due to the increase in the deposit base resulting from the RB Merger. The decrease in other operating income was due to a $75,000 refund of prior year legal expenses recorded in the second quarter of 1995.

OTHER OPERATING EXPENSES

Total other operating expenses for the three months ended June 30, 1996 were $4,016,000, an increase of $847,000 or 26.73%, as compared to the same quarter in 1995. Many of the increases were a direct result of the RB Merger and to a lesser extent, the opening of the Rancho California Road Branch: salaries and benefits expense increased $235,000 or 16.34%; occupancy and furniture and equipment expense increased by $85,000 or 15.54%; professional services expense increased by $167,000 or 38.93%; Merchant Credit Card charges increased by $71,000 or 57.72% and other expenses increased $89,000 or 16.95%. Net other real estate owned expenses increased by $87,000 or 248.57% for the three-month period ended June 30, 1996 as compared to the same period in 1995 due to nonrecurring gains on the sale of OREO properties of $278,000 recorded in 1995, offset by a real decrease of $191,000 in OREO expenses for the period. Goodwill amortization increased $49,000 or 188.46% due to the addition of $2,429,000 in goodwill resulting from the RB Merger. A loss on sale of investment securities of $110,000 was recorded in the second quarter of 1996 as compared to a $46,000 loss on sale in the same period in 1995, an increase of $64,000 or 139.13%, due to management's ongoing restructuring of the investment portfolio into higher-yielding securities.

Total other operating expenses for the six months ended June 30, 1996 were $7,021,000, an increase of $1,181,000 or 20.22%, as compared to the same period in 1995. Many of the increases were a direct result of the RB Merger and to a lesser extent, the opening of the Rancho California Road Branch: salaries and benefits expense increased $416,000 or 15.58%; occupancy and furniture and equipment expense increased by $176,000 or 18.41%; professional services expense increased by $217,000 or 27.36%; Merchant Credit Card charges increased by $87,000 or 37.83% and other expenses increased $65,000 or 6.73%. Net other real estate owned expenses increased by $53,000 or 34.64% for the six-month period ended June 30, 1996 as compared to the same period in 1995 due to nonrecurring gains on the sale of OREO properties of $280,000 recorded in 1995, offset by a real decrease of $155,000 in OREO expenses for the period. Goodwill amortization increased $77,000 or 296.15% due to the addition of $2,429,000 in goodwill resulting from the RB Merger on April 1, 1996. A loss on sale of investment securities of $136,000 was recorded in the second half of 1996 as compared to a $46,000 loss on sale in the same period in 1995, an increase of $90,000 or 195.65%, due to management's ongoing restructuring of the investment portfolio into higher-yielding securities.

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

Provisions for loan losses of $150,000 and $400,000 were recognized for the three- and six-month periods ended June 30, 1996. No provision for loan losses was recorded in the second quarter of 1995. Based on a review of the loan portfolio and considering historical experience with regard to potential loan losses, the provision was necessary so that the allowance for loan losses as of June 30, 1996 was adequate to absorb potential losses.

As of June 30, 1996, the allowance for loan losses totaled $3,025,000 or 1.58% of total loans outstanding compared with $2,013,000 or 1.40% of total loans outstanding as of December 31, 1995. Based on management's evaluation of the loan portfolio considering the factors mentioned above, management believes that the allowance for loan losses was adequate as of June 30, 1996.

INCOME TAXES

Net income tax benefits of $978,000 and $1,257,000 were recorded during the three- and six-month periods ended June 30, 1996, respectively. The net income tax benefits recorded through June 30, 1996 represent the last of the significant income tax benefits to be recorded by the Company as a result of prior year net operating losses. The amount of the benefits were determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", considering management's best estimate of the effective tax rate expected to be applicable for the full fiscal year. Management believes that it is more likely than not that the net deferred tax asset recorded will be realized through future earnings and/or tax planning strategies. No income tax benefits were recorded during the first or second quarters of 1995.

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

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Liquidity is provided by cash and due from banks, Federal funds sold, investments available for sale, interest-earning deposits in other financial institutions, and loan repayments. The Company's total liquid assets as a percentage of deposits totaled 22.58% and 23.63% as of June 30, 1996 and December 31, 1995, respectively.

The Company actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements, to achieve consistent growth in net interest income, and to profit from favorable market opportunities. The Company manages the rate sensitivity position by adjusting the average maturity of and establishing rates on earning assets and interest-bearing liabilities in line with its expectation for future interest rates. However, even with perfectly matched repricing of assets and liabilities, interest rate risk cannot be avoided entirely. Interest rate risk remains in the form of prepayment risk of assets or liabilities, risks related to differences in the timing and indexes for interest rate adjustments for assets and liabilities with adjustable interest rates, and basis risk. In the Company's experience, in a rising rate environment, rates on short-term liabilities rise more slowly than rates on its adjustable rate assets, while in a decreasing rate environment, the Company would expect rates on its short-term liabilities to decrease more consistently with the rates on its adjustable rate assets.

CAPITAL RESOURCES

The Company engages in an ongoing assessment of its capital needs in order to maintain an adequate level of capital to support business growth and to ensure depositor protection. The Company's two sources of capital are internally generated funds and the capital markets.

The Federal Reserve Board (the "FRB") in December 1988, the Office of the Comptroller of the Currency (the "OCC") in January 1989 and the Federal Deposit Insurance Corporation in March 1989 adopted risk- based capital adequacy guidelines for bank holding companies and banks. The risk-based capital adequacy guidelines establish a risk-based capital ratio based on the overall risk of the entity determined by assigning various weighted risks to each balance sheet asset and certain off-balance sheet commitments, adding up all of the weighted risk amounts, and dividing Tier 1 capital (capital, surplus and retained earnings) into the risk-weighted assets. As of June 30, 1996, the Company's Tier I risk-based capital to risk-weighted assets totaled 7.22% compared to 9.32% at December 31, 1995.

The FRB and the OCC adopted leverage requirements effective January 1, 1992 which apply in addition to the risk-based capital requirements. Under these requirements, bank holding companies and national banking associations are required to maintain core capital of at least 3% of total assets. On June 30, 1996 and December 31, 1995, the Company's core capital to total assets stood at 5.70% and 7.25%, respectively.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 21, 1996 at 5:30 p.m. at the California Center for the Arts, 340 North Escondido Boulevard, Escondido, California. There were 2,020,151 shares represented at the meeting by proxy or in person, constituting a quorum of all stockholders of the Company.

The following proposals were approved at the Company's Annual Meeting of
Stockholders:

                                                                            Votes            Votes            Broker
                                                       Votes For          Against         Withheld         Non-votes
                                                       ---------          -------         --------         ---------
1.       To amend and restate the Company's
         Amended and Restated 1988 Stock
         Option Plan.                                  1,739,549           26,199           73,755           180,648

2.       Election of 12 persons to serve as
         Directors of the Company, each
         with a two year term.                         1,976,244                0           43,907                 0

3.       Ratification of the appointment of
         KPMG Peat Marwick LLP as the
         independent auditor for 1996.                 1,963,335           23,170           33,646                 0

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Agreement and Plan of Reorganization by and among FP Bancorp, Inc., First Pacific National Bank, RB Bancorp and Bank of Rancho Bernardo. (Incorporated by reference to Exhibit 10.22 to the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-KSB dated December 31, 1995.)


(b)      Reports on Form 8-K

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

FP Bancorp, Inc.



By:  /s/ Michael J. Perdue
      ____________________________
      Michael J. Perdue
      Executive Vice President and
      Chief Operating Officer
      (duly authorized officer and
      principal financial officer)

Dated:   August 12, 1996