Form 10QSB
period 1996-09-30
FP BANCORP INC
filed 1996-11-12
CIK 731804

                                                       Total number of pages: 15
                                                       Exhibit Index on page: 14




                                   FORM 10-QSB
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
--------------------------------------------------------------------------------

               (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

               ( ) TRANSITION REPORT UNDER SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------

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


                                   Yes X No __

As of September 30, 1996, the number of shares outstanding of the Registrant's only class of common stock was 2,653,655.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         FP BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                             September 30, 1996    December 31, 1995
--------------------------------------------------------------------------------   ------------------    -----------------
Cash and due from banks                                                              $  15,173,000        $  14,293,000
Federal funds sold                                                                      14,900,000            2,000,000
Interest-earning deposits                                                                   99,000                   --
Investment securities available for sale                                                39,523,000           27,581,000
Investment securities held to maturity                                                   7,349,000            7,753,000
Loans, net of allowance for loan losses of $2,923,000 as of September 30, 1996
    and $2,013,000 as of December 31, 1995                                             195,811,000          141,930,000
Premises and equipment, net                                                              8,083,000            6,550,000
Other real estate owned, net                                                             1,433,000            3,139,000
Goodwill, net                                                                            3,596,000            1,603,000
Accrued interest and other assets                                                        5,500,000            3,948,000
                                                                                     -------------        -------------
                                                                                     $ 291,467,000        $ 208,797,000
                                                                                     =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Deposits:
  Noninterest-bearing                                                                $  63,774,000        $  41,234,000
  Interest-bearing                                                                     201,722,000          144,430,000
                                                                                     -------------        -------------
    Total deposits                                                                     265,496,000          185,664,000
                                                                                     -------------        -------------
Accrued expenses and other liabilities                                                   1,767,000            1,725,000
Subordinated debentures                                                                  4,575,000            4,575,000
                                                                                     -------------        -------------
Total liabilities                                                                      271,838,000          191,964,000
                                                                                     -------------        -------------
Stockholders' equity:
 Common stock, par value $.001, authorized 4,000,000 shares; issued and
 outstanding 2,653,655 and 2,650,811 in 1996 and 1995, respectively                          3,000                3,000
 Additional paid-in capital                                                             24,571,000           24,556,000
 Accumulated deficit                                                                    (4,709,000)          (7,910,000)
 Unrealized holding gains (losses) on investment securities available for sale            (236,000)             284,000
 Receivable from ESOP                                                                           --             (100,000)
                                                                                     -------------        -------------
Total stockholders' equity                                                              19,629,000           16,833,000
                                                                                     -------------        -------------
                                                                                     $ 291,467,000        $ 208,797,000
                                                                                     =============        =============

See accompanying notes to consolidated financial statements.

                         FP BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                        Three Months Ended                     Nine Months Ended
                                                           September 30,                         September 30,
                                                 ------------------------------        --------------------------------
                                                      1996              1995               1996                1995
---------------------------------------------    -----------        -----------        ------------        ------------
Interest income:
Interest and fees on loans                       $ 4,935,000        $ 3,780,000        $ 13,716,000        $ 10,954,000
Federal funds sold                                   201,000            146,000             385,000             312,000
Interest-earning deposits                              1,000              7,000               5,000              19,000
Investment securities                                737,000            488,000           1,822,000           1,217,000
---------------------------------------------   ------------        -----------        ------------        ------------
Total interest income                              5,874,000          4,421,000          15,928,000          12,502,000
---------------------------------------------   ------------        -----------        ------------        ------------
Interest expense:
Deposits                                           1,657,000          1,176,000           4,324,000           3,250,000
Other                                                121,000            122,000             365,000             366,000
---------------------------------------------   ------------        -----------        ------------        ------------
Total interest expense                             1,778,000          1,298,000           4,689,000           3,616,000
---------------------------------------------   ------------        -----------        ------------        ------------
Net interest income                                4,096,000          3,123,000          11,239,000           8,886,000
Provision for loan losses                            150,000            100,000             550,000             100,000
---------------------------------------------   ------------        -----------        ------------        ------------
Net interest income after
  provision for loan losses                        3,946,000          3,023,000          10,689,000           8,786,000
---------------------------------------------   ------------        -----------        ------------        ------------
Other operating income:
Service charges                                      683,000            548,000           1,807,000           1,444,000
Other                                                 14,000             58,000             143,000             269,000
---------------------------------------------   ------------        -----------        ------------        ------------
Total other operating income                         697,000            606,000           1,950,000           1,713,000
---------------------------------------------   ------------        -----------        ------------        ------------
Other operating expenses:
Salaries and employee benefits                     1,726,000          1,387,000           4,812,000           4,057,000
Professional services                                463,000            500,000           1,473,000           1,273,000
Occupancy                                            388,000            321,000           1,034,000             875,000
Furniture and equipment                              315,000            234,000             801,000             636,000
Merchant credit card charges                         200,000            142,000             517,000             372,000
Other real estate owned, net                          19,000            143,000             225,000             296,000
Loss on sale of investment securities                  9,000             66,000             145,000             112,000
Goodwill amortization                                 75,000             23,000             178,000              49,000
Other                                                484,000            610,000           1,515,000           1,596,000
---------------------------------------------    -----------        -----------        ------------        ------------
Total other operating expenses                     3,679,000          3,426,000          10,700,000           9,266,000
---------------------------------------------    -----------        -----------        ------------        ------------
Earnings before income taxes                         964,000            203,000           1,939,000           1,233,000
Net income tax benefit                                (5,000)          (222,000)         (1,262,000)           (222,000)
---------------------------------------------    -----------        -----------        ------------        ------------
Net earnings                                     $   969,000        $   425,000        $  3,201,000        $  1,455,000
=============================================    ===========        ===========        ============        ============
Primary earnings per share:                      $       .36        $      0.16        $       1.18        $       0.61
=============================================    ===========        ===========        ============        ============
Fully diluted earnings per share:                $       .32        $      0.11        $       1.07        $       0.54
=============================================    ===========        ===========        ============        ============

See accompanying notes to consolidated financial statements.

                         FP BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Nine Months Ended September 30,
                                                                    --------------------------------------
                                                                          1996                 1995
-----------------------------------------------------------------   -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                          $  3,201,000        $  1,455,000
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Depreciation and amortization                                            914,000             713,000
  Provision for loan losses                                                550,000             100,000
  Provision for losses on other real estate owned                          152,000             284,000
  Gain on sale of other real estate owned                                  (17,000)           (315,000)
  Loss on sale of investment securities available for sale                 145,000             112,000
  (Increase) decrease in accrued interest and other assets                (876,000)           (375,000)
  (Decrease) increase in accrued expenses and other liabilities           (665,000)            258,000
  (Increase) decrease in deferred loan origination fees                     13,000             113,000
                                                                      ------------        ------------
Net cash provided by operating activities                                3,417,000           2,345,000
                                                                      ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in loans outstanding                             (12,318,000)          7,474,000
  Proceeds on sale of other real estate owned                            2,346,000           2,994,000
  Net maturities of interest-earning deposits                              396,000           1,655,000
  Maturities of investment securities available for sale                 2,814,000           1,606,000
  Maturities of investment securities held to maturity                     384,000           1,151,000
  Purchase of investment securities available for sale                 (23,431,000)        (18,734,000)
  Purchase of investment securities held to maturity                            --          (1,871,000)
  Proceeds from sale of investment securities available for sale        10,992,000           9,399,000
  Decrease in receivable from ESOP                                         100,000              25,000
  Net capital expenditures for premises and equipment                   (1,149,000)           (617,000)
  Net cash acquired in merger                                            5,302,000           4,312,000
                                                                      ------------        ------------
Net cash (used in) provided by investing activities                    (14,564,000)          7,394,000
                                                                      ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in interest-bearing deposits                  13,310,000          (3,172,000)
  Net increase in noninterest-bearing deposits                          11,602,000           4,990,000
  Proceeds from exercise of stock options                                   15,000                  --
  Decrease in Federal funds purchased                                           --          (2,800,000)
                                                                      ------------        ------------
Net cash provided by (used in) financing activities                     24,927,000            (982,000)
                                                                      ------------        ------------
Net increase in cash and cash equivalents                               13,780,000           8,757,000
Cash and cash equivalents at beginning of period                        16,293,000           9,627,000
                                                                      ------------        ------------
Cash and cash equivalents at end of period                            $ 30,073,000        $ 18,384,000
                                                                      ============        ============
                                                                                          (continued)

                         FP BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                                       Nine Months Ended September 30,
                                                                                       --------------------------------
                                                                                           1996                 1995
                                                                                      ------------          ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
   Interest                                                                            $  4,834,000          $3,530,000
   Income taxes                                                                        $     33,000          $       --
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Transfer from loans to other real estate owned                                        $    467,000          $1,976,000
 Loans to facilitate sale of other real estate owned                                   $     95,000          $   62,000
 Change in unrealized holding gains (losses) on investment securities
   available for sale                                                                  $   (520,000)         $  590,000
 Common stock issued in merger                                                         $         --          $4,255,000
                                                                                       ============          ==========


See accompanying notes to consolidated financial statements.

                                FP BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include the accounts of FP Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Pacific National Bank ("FPNB"). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements as of September 30, 1996 and for the three- and nine-month periods ended September 30, 1996 and 1995 are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. The results of operations for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results for the entire year ending December 31, 1996.

2. Primary earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents and are used in the primary earnings per share calculations unless they are antidilutive. The weighted average numbers of shares used for the primary earnings per share calculations for the three-month periods ended September 30, 1996 and 1995 were 2,724,000 and 2,690,000, respectively. The weighted average numbers of shares used for the primary earnings per share calculations for the nine-month periods ended September 30, 1996 and 1995 were 2,715,000 and 2,404,000, respectively.

         Fully diluted earnings per share is computed by dividing net earnings, subject to certain adjustments, by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities. Stock options are considered to be common stock equivalents and are used in the fully diluted earnings per share calculations unless they are antidilutive. The subordinated convertible debentures are considered to be other potentially dilutive securities and are used in the fully diluted earnings per share calculations unless they are antidilutive. The adjusted net earnings used for the fully diluted earnings per share calculations for the three-month periods ended September 30, 1996 and 1995 were $1,029,000 and $362,000 in 1996 and 1995, respectively. The weighted average numbers of shares used for the fully diluted earnings per share calculations for the three-month periods ended September 30, 1996 and 1995 were 3,195,000 and 3,250,000, respectively. The adjusted net earnings used for the fully diluted earnings per share calculations for the nine-month periods ended September 30, 1996 and 1995 were $3,415,000 and $1,597,000 in 1996 and 1995, respectively. The weighted average numbers of shares used for the fully diluted earnings per share calculations for the nine-month periods ended September 30, 1996 and 1995 were 3,187,000 and 2,981,000, respectively.

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

         The following pro forma data presents the historical results of the combined bank as if the RB Merger had occurred at the beginning of the three- and nine-month periods ended September 30, 1996 and 1995, with intangibles from various acquisitions being amortized over a period of 12 to 15 years.

                                            Three months ended September 30,   Nine months ended September 30,
                                            --------------------------------    ---------------------------
(in thousands, except share & per share data)    1996             1995             1996             1995
                                              -----------      ----------       ----------       ----------

Interest income                               $    5,874       $    5,512       $   17,043       $   15,796
Interest expense                                   1,778            1,716            5,092            4,845
Provision for loan losses                            150              100              606              154
Noninterest income                                   697              763            2,087            2,147
Noninterest expense                                3,679            4,154           11,435           11,354
                                              ----------       ----------       ----------       ----------
Net earnings before income taxes              $      964       $      305       $    1,997       $    1,590
                                              ==========       ==========       ==========       ==========
Net earnings                                  $      969       $      527       $    3,259       $    1,812
                                              ==========       ==========       ==========       ==========
Net earnings per share                        $     0.36       $     0.20       $     1.20       $     0.75
                                              ==========       ==========       ==========       ==========
Average shares outstanding                     2,724,000        2,690,000        2,715,000        2,404,000
                                              ==========       ==========       ==========       ==========

         Assets acquired in the RB Merger included net loans of $42,498,000, liquid assets of $8,854,000, premises and equipment of $1,025,000, other real estate owned of $403,000 and other assets of $429,000. Liabilities assumed included $54,920,000 of deposits and $707,000 of accrued expenses and other liabilities. The acquisition was accounted for using the purchase method of accounting, resulting in goodwill of $2,418,000.

4. Because of the nature of its activities, the Company is at all times subject to pending and threatened legal actions which arise out of the normal course of its business. In the opinion of management, based in part upon opinions of legal counsel, the disposition of all litigation will not have a material effect on the Company.

5. Goodwill is amortized on a straight-line basis over estimated useful lives of twelve to fifteen years.

6. In June 1996, the Financial Accounting Standards Board issued Statement of Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This statement specifies when financial assets and liabilities are to be removed from an entity's financial statements, the accounting for servicing assets and liabilities and the accounting for assets that can be contractually prepaid in such a way that the holder would not recover substantially all of its recorded investment. Management does not believe SFAS No. 125 will have a material financial impact on the Company.

7. Certain 1995 amounts have been reclassified to conform to the presentation used in 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The financial position and the results of operations as of September 30, 1996 reflect the Company's acquisition of RB Bancorp on April 1, 1996 (the "RB Merger"), the opening of a second branch in the City of Temecula in Riverside County (the "Rancho California Road Branch") on April 22, 1996 and the opening of a branch in the community of Valley Center in North San Diego County (the "Valley Center Branch") on August 5, 1996.

The Company's net earnings for the quarter ended September 30, 1996 were $969,000 or $.36 per share, compared to net earnings of $425,000 or $.16 per share for the same quarter in 1995. The Company's return on average assets and return on average stockholders' equity were .34% and 5.01%, respectively, for the three-month period ended September 30, 1996 as compared to .20% and 2.68%, respectively, for the same period in 1995. The increase in earnings of $544,000 or 128.00% for the three-month period ended September 30, 1996 as compared to the same period in 1995 was primarily due to growth accomplished through the RB Merger, internal deposit growth and a reduction in other real estate owned ("OREO") and other noninterest expenses during 1996.

The Company's net earnings for the nine months ended September 30, 1996 were $3,201,000 or $1.18 per share, compared to net earnings of $1,455,000 or $.61 per share for the same period in 1995. The Company's return on average assets and return on average stockholders' equity were 1.25% and 17.61%, respectively, for the nine-month period ended September 30, 1995 as compared to .74% and 10.54%, respectively, for the same period in 1995. The increase in earnings of $1,746,000 or 120.00% for the nine-month period ended September 30, 1996 as compared to the same period in 1995 was primarily due to growth accomplished through the RB Merger and the opening of two new branches during 1996 and a net income tax benefit of $1,262,000 recorded during the nine months ended September 30, 1996.

Total assets increased $82,670,000 or 39.59% from $208,797,000 as of December 31, 1995 to $291,467,000 as of September 30, 1996. The increase in asset size was a result of the RB Merger as well as internal growth of $27,043,000. Net loans increased $53,881,000 or 37.96% from December 31, 1995 to September 30, 1996. Net loans of $42,498,000 were acquired in the RB Merger and the balance of the increase was due to an increase in new loan volume during the first three quarters of 1996. Deposits as of September 30, 1996 increased $79,832,000 or 43.00% from December 31, 1995. Deposits of $54,920,000 were acquired in the RB Merger and the balance of the variance since December 31, 1995 was attributed to internal growth in deposits generated at branches throughout the FPNB franchise. The growth in deposits resulted in an increase in liquid assets of $25,821,000 or 58.85% since December 31, 1995. Premises and equipment, goodwill and accrued interest and other assets increased $5,078,000 or 41.96%, primarily as a result of the RB Merger. OREO decreased by $1,706,000 or 54.35% due to significant property sales during the first nine months of 1996.

On August 5, 1996, the Company opened its eighth branch in Valley Center, located in North San Diego County, California. The Rancho California Road Branch and the Valley Center Branch will increase the Company's noninterest expenses during their start-up periods.

On October 16, 1996, the Company announced that it had reached a definitive agreement with Wells Fargo Bank to purchase Wells Fargo's branch in Valley Center. The sale includes deposit accounts and facilities of the branch, and is expected to close in the first quarter of 1997.

NET INTEREST INCOME

Net interest income before provision for loan losses increased $973,000 or 31.16% for the quarter ended September 30, 1996 as compared to the same period in 1995 and $2,353,000 or 26.48% for the nine months ended September 30, 1996 as compared to the same period in 1995. Net interest income is affected by changes in average rates, average volumes of interest-earning assets and average volumes of interest-bearing liabilities. On April 1, 1996, $42,498,000 of net loans and $43,982,000 of interest-bearing deposits were acquired in the RB Merger, which contributed to the increase in net interest income during 1996 as compared to 1995. Changes in the interest rate environment and the Company's cost of funds also affected net interest income.

The rate earned on interest-earning assets for the quarter ended September 30, 1996 decreased to 9.34% from 9.53% for the same period in 1995 due to the net decrease in interest rates during the period. Average loans outstanding during the quarter ended September 30, 1996 were $192,908,000 which earned interest at an average rate of 10.18%, as compared to average loans outstanding of $141,222,000 which earned a rate of 10.62% during the same period in 1995. Average Federal funds sold were $15,778,000 which earned an average rate of 5.07% for the three months ended September 30, 1996 as compared to $10,254,000 which earned 5.65% during the same quarter in 1995. Conversely, the investment securities portfolios had an aggregate average balance of $41,445,000 and earned 7.07% for the three months ended September 30, 1996 as compared to $32,244,000 which earned 6.00% during the same period in 1995. The increase in the Company's yield on investment securities in a decreasing interest rate environment was the result of a restructuring of the investment portfolio into higher-yielding securities during late 1995 and again in 1996.

The rate earned on interest-earning assets for the nine months ended September 30, 1996 decreased to 9.49% from 9.79% for the same period in 1995 due to the net decrease in interest rates during 1996. Average loans outstanding during the nine months ended September 30, 1996 were $177,410,000 which earned interest at an average rate of 10.33% as compared to average loans outstanding of $134,714,000 which earned a rate of 10.87% during the same period in 1995. Average Federal funds sold were $10,222,000 which earned an average rate of 5.03% for the nine months ended September 30, 1996, as compared to $7,293,000 which earned 5.72% during the same period in 1995. Conversely, the investment securities portfolios had an aggregate average balance of $36,467,000 and earned 6.67% for the nine months ended September 30, 1996 as compared to $28,279,000 which earned 5.75% during the same period in 1995. The increase in the Company's yield on investment securities in a decreasing interest rate environment was the result of a restructuring of the investment portfolio into higher-yielding securities during late 1995 and again in 1996.

The rate paid on interest-bearing liabilities increased to 3.42% for the quarter ended September 30, 1996 from 3.37% for the quarter ended September 30, 1995. Average outstanding interest-bearing deposits of $202,089,000 for the quarter ended September 30, 1996 were paid an average rate of 3.26% as compared to average outstanding interest-bearing deposits of $148,232,000 which were paid an average rate of 3.15% for the same period in 1995. Debentures and other borrowings had an average outstanding balance of $4,575,000 and paid 10.52% for the three-month period ended September 30, 1996 as compared to an average balance of $4,575,000 which paid 10.58% for the three-month period ended September 30, 1995.

The rate paid on interest-bearing liabilities was 3.37% for the nine months ended September 30, 1996 as compared to 3.32% for the same period in 1995. Average outstanding interest-bearing deposits of $181,092,000 for the nine months ended September 30, 1996 were paid an average rate of 3.19% as compared to average outstanding interest-bearing deposits of $140,924,000 which were paid an average rate of 3.08% for the same period in 1995. Debentures and other borrowings had an average outstanding balance of $4,640,000 and paid 10.51% for the nine-month period ended September 30, 1996 as compared to an average balance of $4,649,000 which paid 10.53% for the nine-month period ended September 30, 1995.

The following table presents for the periods indicated a summary of changes in Interest income and interest expense for the major categories of average interest-earning assets and average interest-bearing liabilities and the amounts of change attributable to variations in volume and in interest rates.

                                                     Three Months Ended September 30,   Nine Months Ended September 30,
                                                           1996 compared to 1995             1996 compared to 1995
                                                        ---------------------------     ------------------------------
                                                              (in thousands)                    (in thousands)
                                                           Increase (Decrease)                Increase (Decrease)
                                                        ---------------------------     ------------------------------
                                                        Volume    Rate        Net       Volume         Rate        Net
                                                        ------   ------      ------     -------       ------     ------
Interest earned on interest-earning assets:
   Loans(1)                                             $1,380    $(225)     $1,155     $ 3,475       $(713)     $2,762
   Taxable investment securities                           139      110         249         353         252         605
   Interest-earning deposits                                (5)      (1)         (6)        (14)         --         (14)
   Federal funds sold                                       78      (23)         55         125         (52)         73
                                                        ------    -----      ------     -------       -----      ------
       Total interest on interest-earning assets         1,592     (139)      1,453       3,939        (513)      3,426

Interest paid on interest-bearing liabilities:
   Interest-bearing deposits:
    Savings and time                                       328      (10)        318         681          (2)        679
    Interest-bearing demand                                128       35         163         290         105         395
                                                        ------    -----      ------     -------       -----      ------
Total interest-bearing deposits                            456       25         481         971         103       1,074
Debentures and Federal funds purchased                      --       (1)         (1)         --          (1)         (1)
                                                        ------    -----      ------     -------       -----      ------
      Total interest on interest-bearing liabilities       456       24         480         971         102       1,073
                                                        ------    -----      ------     -------       -----      ------

Change in net interest income                           $1,136    $(163)     $  973     $ 2,968       $(615)     $2,353
                                                        ======    =====      ======     =======       =====      ======

------------------------------------------------
(1) Nonaccrual loans are included in the loan totals used in the calculation of this table.

Interest income on loans includes the accretion of loan fees resulting from the Company's lending activities. Net fees included in interest income for the three months ended September 30, 1996 and 1995 were $180,000 and $48,000, respectively. Net fees included in interest income for the nine months ended September 30, 1996 and 1995 were $547,000 and $177,000, respectively.

OTHER OPERATING INCOME

Other operating income was $697,000 for the quarter ended September 30, 1996 as compared to $606,000 for the same period in 1995, an increase of $91,000 or 15.02%. Service charges increased by $135,000 or 24.64% while all other operating income decreased $44,000 or 75.86%. The increase in service charges during the three-month period ended September 30, 1996 as compared to the same period in 1995 was due to significant deposit growth during 1996. The decrease in other operating income was due to a $75,000 recovery of prior year legal expenses recorded in the second quarter of 1995, offset by an increase in overall other operating income due to the Company's growth.

Other operating income was $1,950,000 for the nine months ended September 30, 1996 as compared to $1,713,000 for the same period in 1995, an increase of $237,000 or 13.84%. Service charges increased by $363,000 or 25.14% while all other operating income decreased $126,000 or 46.84%. The increase in service charges during the nine-month period ended September 30, 1996 as compared to the same period in 1995 was due to the significant increase in the deposit base during 1996. The decrease in other operating income was due to $105,000 in recoveries of prior year legal and other expenses recorded during the first nine months of 1995.

OTHER OPERATING EXPENSES

Total other operating expenses for the three months ended September 30, 1996 were $3,679,000, an increase of $253,000 or 7.38%, as compared to the same quarter in 1995. Many of the increases were a direct result of the RB Merger and to a lesser extent, the opening of the Rancho California Road Branch and the Valley Center Branch. Salaries and benefits expense increased $339,000 or 24.44%; occupancy and furniture and equipment expense increased by $148,000 or 26.67%; merchant credit card charges increased by $58,000 or 40.85%; and goodwill amortization increased by $52,000 or 226.09%. Conversely, professional services expense decreased $37,000 or 7.40% primarily due to a reduction in legal and data processing expenses. Net OREO expenses decreased by $124,000 or 86.71% for the three-month period ended September 30, 1996 as compared to the same period in 1995 due to a reduction in level of OREO properties during 1996. A loss on sale of investment securities of $9,000 was recorded in the third quarter of 1996 as compared to a $66,000 loss on sale in the same period in 1995, a decrease of $57,000 or 86.36%.

Total other operating expenses for the nine months ended September 30, 1996 were $10,700,000, an increase of $1,434,000 or 15.48%, as compared to the same period in 1995. Many of the increases were a direct result of the RB Merger and to a lesser extent, the opening of the Rancho California Road Branch and the Valley Center Branch. Salaries and benefits expense increased $755,000 or 18.61%; occupancy and furniture and equipment expense increased by $324,000 or 21.44%; merchant credit card charges increased by $145,000 or 38.98%; goodwill amortization increased by $129,000 or 263.27% and professional services expense increased $200,000 or 15.71%. Net OREO expenses decreased by $71,000 or 23.99% for the nine-month period ended September 30, 1996 as compared to the same period in 1995 due to a reduction in the level of OREO properties during 1996. A loss on sale of investment securities of $145,000 was recorded in during the first nine months of 1996 as compared to a $112,000 loss on sale in the same period in 1995, an increase of $33,000 or 29.46%.

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

Provisions for loan losses of $150,000 and $550,000 were recognized for the three- and nine-month periods, respectively, ended September 30, 1996. A $100,000 provision for loan losses was recorded in the third quarter of 1995. Based on a review of the loan portfolio and considering historical experience with regard to potential loan losses, the provisions were necessary so that the allowances for loan losses as of September 30, 1996 and 1995 were adequate to absorb potential losses.

As of September 30, 1996, the allowance for loan losses totaled $2,923,000 or 1.47% of total loans outstanding compared with $2,013,000 or 1.40% of total loans outstanding as of December 31, 1995. Based on management's evaluation of the loan portfolio considering the factors mentioned above, management believes that the allowance for loan losses was adequate as of September 30, 1996. However, there is no assurance that future changes in economic conditions would not require that additional provisions be made.

INCOME TAXES

Net income tax benefits of $5,000 and $1,262,000 were recorded during the three- and nine-month periods ended September 30, 1996, respectively. The net income tax benefits recorded through September 30, 1996 represent the last of the significant income tax benefits to be recorded by the Company as a result of prior year net operating losses. Management expects that the Company will become taxable during the fourth quarter of 1996.

The amount of the benefits recorded were determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", in the quarters in which management believed that it was more likely than not that the net deferred tax asset recorded would be realized through future earnings and/or tax planning strategies. Net income tax benefits of $222,000 were recorded in the third quarter of 1995.

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

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Liquidity is provided by cash and due from banks, Federal funds sold, investments available for sale, interest-earning deposits in other financial institutions, and loan repayments. The Company's total liquid assets as a percentage of deposits totaled 26.25% and 23.63% as of September 30, 1996 and December 31, 1995, respectively.

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

The Federal Reserve Board (the "FRB") in December 1988, the Office of the Comptroller of the Currency (the "OCC") in January 1989 and the Federal Deposit Insurance Corporation in March 1989 adopted risk-based capital adequacy guidelines for bank holding companies and banks. The risk-based capital adequacy guidelines establish a risk-based capital ratio based on the overall risk of the entity determined by assigning various weighted risks to each balance sheet asset and certain off-balance sheet commitments, adding up all of the weighted risk amounts, and dividing Tier 1 capital (capital, surplus and retained earnings) into the risk-weighted assets. As of September 30, 1996, the Company's Tier I risk-based capital to risk-weighted assets totaled 7.06% compared to 9.32% as of December 31, 1995.

The FRB and the OCC adopted leverage requirements effective January 1, 1992 which apply in addition to the risk-based capital requirements. Under these requirements, bank holding companies and national banking associations are required to maintain core capital of at least 3% of total assets. On September 30, 1996 and December 31, 1995, the Company's core capital to total assets stood at 5.37% and 7.25%, respectively.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Agreement and Plan of Reorganization by and among FP Bancorp, Inc., First Pacific National Bank, RB Bancorp and The Bank of Rancho Bernardo. (Incorporated by reference to Exhibit 10.22 to the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-KSB dated December 31, 1995.)


(b)      Reports on Form 8-K

         None.

SIGNATURES

In the opinion of management, the financial statements presented reflect all adjustments which are necessary to a fair statement of the results for the periods presented.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FP Bancorp, Inc.



By:  /s/ MICHAEL J. PERDUE
     ---------------------------------
     Michael J. Perdue
     Executive Vice President and
     Chief Operating Officer
     (duly authorized officer and
     principal financial officer)

Dated:   November 12, 1996