Form 10KSB
period 1996-12-31
FP BANCORP INC
filed 1997-03-31
CIK 731804

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)

      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996
                                       OR

      [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 0-17650

                                FP BANCORP, INC.
                 (Name of small business issuer in its charter)

                        Delaware                                                     33-0018976
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

        613 West Valley Parkway
         Escondido, California                                                        92025-4929
(Address of principal executive offices)                                               (Zip Code)

          Issuer's telephone number, including area code (760) 741-3312

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

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /_/

         Issuer's revenues for its most recent fiscal year: $24,402,000

   The aggregate market value of the voting stock held by nonaffiliates as of
                         February 14, 1997: $22,119,000

                       DOCUMENTS INCORPORATED BY REFERENCE

          Part III - Portions of the Proxy Statement for Annual Meeting of Stockholders to be held on May 27, 1997.

     The number of shares outstanding of Common Stock as of March 14, 1997:
                                   2,653,641

     Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                    ---    ---

                                FP BANCORP, INC.
                         1996 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----

                                     PART I
Item 1.  Description of Business ................................................I-1
           General Development of Business.......................................I-1
           Competition...........................................................I-1
           Supervision and Regulation............................................I-2
                 General.........................................................I-2
                 Governmental Policies and Legislation...........................I-3
                 Interstate Banking..............................................I-4
                 Capital Requirements............................................I-4
                 Dividends.......................................................I-5
                 Federal Deposit Insurance Corporation Improvement Act of 1991 ..I-5
                 Deposit Insurance Assessments...................................I-6
                 Memorandum of Understanding.....................................I-7
           Accounting Standards..................................................I-7
           Employees.............................................................I-7
Item 2.  Description of Properties...............................................I-8
Item 3.  Legal Proceedings.......................................................I-8
Item 4.  Submission of Matters to a Vote of Security Holders.....................I-8

                                     PART II
Item 5.  Market for Common Equity and Related Stockholder Matters...............II-1
           Dividends............................................................II-1
Item 6.  Management's Discussion and Analysis...................................II-2
           Overview.............................................................II-2
           Results of Operations................................................II-3
                 Net Interest Income............................................II-3
                 Provision for Loan Losses......................................II-5
                 Other Operating Income.........................................II-6
                 Other Operating Expenses.......................................II-6
                 Income Taxes...................................................II-6
           Liquidity and Asset/Liability Management.............................II-6
                 Cash Flows.....................................................II-7
                 Liquidity......................................................II-7
           Interest Rates.......................................................II-8
           Investment Portfolios...............................................II-10

                                FP BANCORP, INC.
                         1996 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS
                                   (CONTINUED)

                                                                                Page
                                                                                ----
             Loan Portfolio....................................................II-11
                   Commercial Loans............................................II-12
                   Real Estate Loans...........................................II-12
                   Construction Loans..........................................II-12
                   Installment Loans...........................................II-12
                   Loan Maturity and Interest Rate Sensitivity.................II-13
                   Nonperforming Assets........................................II-13
                   Allowance for Loan and Lease Losses.........................II-14
                   Credit Risk Management......................................II-17
             Premises and Equipment, Accrued Interest and Other Assets
              and Goodwill.....................................................II-17
             Deposits..........................................................II-18
             Financial Ratios..................................................II-19
             Capital Resources.................................................II-20
Item 7.    Financial Statements................................................II-21
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..........................................II-21

                                    PART III
Item 9.    Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act..................III-1
Item 10.   Executive Compensation..............................................III-1
Item 11.   Security Ownership of Certain Beneficial Owners and Management .....III-1
Item 12.   Certain Relationships and Related Transactions......................III-1
Item 13.   Exhibits and Reports on Form 8-K....................................III-1

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

  FP Bancorp, Inc. (the "Company"), a Delaware corporation, was organized in 1995 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company is the successor to FP Bancorp, a California corporation, organized in 1984. The Company is headquartered in Escondido, California, a city on the northeast edge of San Diego County, approximately 35 miles north of downtown San Diego. The Company conducts all of its business activities through branches of its wholly-owned subsidiary bank, First Pacific National Bank ("FPNB"), which operates five branches in northern San Diego County and three branches in southern Riverside County. Unless otherwise indicated, all references to the business and assets of the Company include the business and assets of FPNB. The Company's administrative offices are located at 613 West Valley Parkway, Escondido, California 92025-4929, telephone (760) 741-3312.

  FPNB focuses on providing commercial banking services in northern San Diego County and southern Riverside County. From the time FPNB was formed, management has worked to build a reputation for service to businesses and professionals and, through efforts of its Board of Directors and management, has sought to maintain an identity as a community-oriented commercial bank.

  During 1993, the Company completed the offering (the "Debenture Offering") of $4,575,000 of its 9% Convertible Subordinated Debentures due December 31, 1997 (the "Debentures"), $3,400,000 of the proceeds of which increased the capitalization of FPNB in mid-1993. On December 31, 1997, the holders of the Debentures will receive cash in the principal amount of, or if the conversion rights are exercised, 100 shares of the Company's common stock, $.001 par value ("Common Stock"), (subject to anti-dilutive adjustments) for each $1,000 principal of Debentures, subject to the limitation that the fair market value of the shares of Common Stock received by the holder of a Debenture shall not exceed twice the principal amount of the Debenture.

  Pursuant to an Agreement and Plan of Reorganization dated October 12, 1994, as amended, among FP Bancorp, FPNB and Overland Bank ("Overland"), the Company agreed to exchange shares of Common Stock, for all of the outstanding shares of Overland common stock and to merge Overland into FPNB (the "Overland Merger"). The Overland Merger was effective April 1, 1995.

  Pursuant to an Agreement and Plan of Reorganization dated January 12, 1996, by and among FP Bancorp, FPNB, RB Bancorp and its wholly-owned subsidiary, The Bank of Rancho Bernardo, the Company acquired RB Bancorp and The Bank of Rancho Bernardo for $7,350,000 in cash and merged The Bank of Rancho Bernardo with and into FPNB (the "RB Merger"). The RB Merger was effective April 1, 1996.

  As of December 31, 1996, the Company had total assets of $308,585,000, total deposits of $264,521,000 and total stockholders' equity of $20,978,000. Net earnings for the year ended December 31, 1996 were $4,208,000 as compared to net earnings of $1,911,000 for the year ended December 31, 1995, and net earnings of $332,000 for the year ended December 31, 1994.

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

  Among the advantages certain of these institutions have over the Company are their ability to finance wide-ranging and effective advertising campaigns, to access international money markets and to allocate their investment resources to regions of highest yield and demand. Major banks operating in the Company's service area offer services, such as international banking and trust services, which are not offered by FPNB. Also, by virtue of their greater total capitalization, such banks have substantially higher lending limits than FPNB.

  The Company does not have a dependency upon a single customer or industry, the loss of which would have a material adverse effect. However, some of the Company's commercial, real estate and construction borrowers are to some extent dependent on the real estate and construction industries. The Company believes that the unique services it offers, such as courier service and the high quality of its customer service and attention, distinguish it from other financial institutions in its market area. In addition, prompt response to lending requests is a positive contributing factor to the Company's competitive position in its area. The accessibility of senior management to customers and local decision-making also distinguish the Company from other financial institutions.

  In order to compete with the other financial institutions in its primary service area, the Company relies principally upon local promotional activities, personal contact by its officers, directors, employees and stockholders and specialized services that it offers to customers. For customers whose loan demands exceed FPNB's lending limit, the Company attempts to arrange for such loans on a participation basis with other community banks. The Company also assists customers in obtaining services not offered directly by FPNB from its correspondent banks or through third-party providers.

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

   As a national bank, FPNB is subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency ("Comptroller"). Each depositor's account with FPNB is insured by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum amount permitted by law, which is currently $100,000 for each insured deposit. FPNB is also subject to certain regulations promulgated by the FRB and applicable provisions of California law, insofar as they do not conflict with or are not preempted by Federal banking law. The Comptroller regulates the number of locations of the branch offices of a national bank, but may only permit a national bank to maintain branches in locations and under the same conditions that state banks are permitted to maintain by state law. California law presently permits a bank to locate a branch office in any locality in the state. Additionally, California law exempts banks, including national banks, from California usury law.

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

            Interstate Banking. On September 29, 1994, President Clinton signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). The Interstate Banking Act has various provisions designed to facilitate the acquisition of banks and branching across state borders. Beginning on September 29, 1995, the FRB is authorized to approve a bank holding company's application to acquire either control or substantial assets of a bank located outside the bank holding company's home state, regardless of whether the acquisition would be prohibited by state law. The Interstate Banking Act would also permit a bank in one state to merge with another bank outside its "home state," beginning on June 1, 1997. However, a state may enact a law after September 29, 1994, but before June 1, 1997, expressly prohibiting merger transactions with out-of-state banks, provided it applies equally to all out-of-state banks. Mergers between banks in different states prior to June 1, 1997 may be permitted if the home state of each bank involved in the transaction has a law in effect which applies equally to all out-of-state banks expressly permitting interstate mergers. Acquisitions of branches and opening of new branches outside the home state of a bank will continue to be subject to state law restrictions.

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

  The FRB, the Comptroller and the FDIC have adopted leverage requirements that apply in addition to the risk-based capital requirements. Under these requirements, bank holding companies and banks are required to maintain core capital of at least 3% of their assets (the "Leverage Ratio"). However, an institution may be required to maintain core capital of at least 4% or 5%, or possibly higher, depending upon the activities, risks, rate of growth, and other factors deemed material by regulatory authorities. As of December 31, 1996, the Company and FPNB both met all applicable capital requirements imposed by regulation. See "Item 6. Management's Discussion and Analysis -- Capital Resources."

  The FRB has adopted a policy of requiring each holding company to serve as a source of financial strength to each of its subsidiary banks. If FPNB were to experience either significant loan losses or rapid growth in loans or deposits, or some other event resulting in a depletion or deterioration of capital accounts were to occur, the Company might be compelled by the FRB to invest additional capital in an amount sufficient to return FPNB's capital account to a satisfactory level. Such action could preclude the Company from making payments on the Debentures or making other expenditures. Such additional investment may be required at times when, absent the policy of the FRB, the Company would not be able or willing to provide such additional investment. However, as FPNB's capital level exceeds Comptroller minimum requirements as of December 31, 1996, no such action is anticipated.

            Dividends. There are regulatory restrictions on dividend payments by both FPNB and the Company that may affect the Company's ability to make payments on the Debentures and pay dividends on its Common Stock. See "Item 5. Market for Common Equity and Related Stockholder Matters."

            Federal Deposit Insurance Corporation Improvement Act of 1991. On December 19, 1991, President Bush signed into law the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA is an omnibus banking reform bill which added new regulation and made changes in existing regulation of the operations, procedures and regulatory reporting of insured institutions, bank holding companies and affiliates. Among other things, FDICIA establishes five capital categories applicable to insured institutions, each with specific regulatory consequences. If the appropriate Federal banking agency determines, after notice and an opportunity for hearing, that an insured institution is in an unsafe or unsound condition, it may reclassify the institution to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition. The Comptroller has issued regulations (the "Prompt Corrective Action Regulations") to implement these provisions. Under the regulations, the categories are:

  a. Well Capitalized -- The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution is one (i) having a Risk-based Capital Ratio of 10% or greater, (ii) having a Tier 1 Risk-based Capital Ratio of 6% or greater, (iii) having a Leverage Ratio of 5% or greater and (iv) not being subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

  b. Adequately Capitalized -- The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution is one (i) having a Risk-based Capital Ratio of 8% or greater, (ii) having a Tier 1 Risk-based Capital Ratio of 4% or greater and
(iii) having a Leverage Ratio of 4% or greater or a Leverage Ratio of 3% or greater if the institution is rated composite 1 under the CAMEL rating system.

  c. Undercapitalized -- The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution is one
(i) having a Risk-based Capital Ratio of less than 8% or (ii) having a Tier 1 Risk-based Capital Ratio of less than 4% or (iii) having a Leverage Ratio of less than 4%, or if the institution is rated a composite 1 under the CAMEL rating system, a Leverage Ratio of less than 3%.

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

  d. Significantly Undercapitalized -- The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution is one (i) having a Risk-based Capital Ratio of less than 6% or (ii) having a Tier 1 Risk-based Capital Ratio of less than 3% or
(iii) having a Leverage Ratio of less than 3%.

  e. Critically Undercapitalized -- The institution fails to meet a critical capital level set by the appropriate Federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

  As of December 31, 1996, the Company was considered "adequately capitalized" and FPNB was considered "well capitalized." See "Item 6. Management's Discussion and Analysis -- Capital Resources."

  An institution which is classified as adequately capitalized or higher may not pay a management fee to its holding company or other controlling person or make capital distributions which in either case, would cause it to be less than adequately capitalized.

  An institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

            Deposit Insurance Assessments. FDICIA also requires the FDIC to implement a risk-based assessment system in which the insurance premium relates to the probability that the deposit insurance fund will incur a loss and directs the FDIC to set semi-annual assessments in an amount necessary to increase the reserve ratio of the Bank Insurance Fund (the "BIF") to at least 1.25% of insured deposits or a higher percentage as determined to be justified by the FDIC.

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

  On November 14, 1995, the FDIC Board of Directors voted to further reduce the insurance premiums paid on deposits covered by the BIF. Under the new rate structure, assessment rates were lowered by four cents per $100 of assessable deposits for all risk categories, subject to the statutory requirement that all institutions pay at least $2,000 annually for FDIC insurance. The new rate structure retained the rate spread of from $0.00 to $0.27 per $100 of assessable deposits between the highest- and lowest-rated institutions. Under the revised rate structure, FPNB was assessed $33,000 and $1,000 for the first and second halves, respectively, of 1996.

  On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996, which includes provisions recapitalizing the Savings Association Insurance Fund ("SAIF"), provides for the eventual merger of the SAIF with the BIF and reallocates payment of the annual Financing Corp. ("FICO") bond obligation. Effective January 1, 1997, SAIF members will have the same risk-based assessment schedule as BIF members. All SAIF and BIF institutions, including FPNB, will be responsible for sharing the cost of interest payments on the FICO bonds. The cost will be an annualized charge of 1.3 basis points for BIF deposits and 6.5 basis points for SAIF deposits.

  On November 26, 1996, the FDIC Board of Directors voted to retain the existing BIF assessment schedule for the first semiannual period of 1997 and to collect an assessment against BIF-assessable deposits to be paid to FICO. In addition, the FDIC eliminated the $2,000 minimum annual assessment and authorized the refund of the fourth-quarter minimum assessment of $500 paid by certain BIF-insured institutions on September 30, 1996. Under the revised rate structure, FPNB was assessed $27,000 for the first half of 1997.

            Memorandum of Understanding. On May 24, 1993, as a result of supervisory concerns disclosed during the inspection of the Company by the FRB in December, 1992, the Company entered into a Memorandum of Understanding with the FRB (the "Memorandum"). The FRB conducted an inspection of FP Bancorp during February 1996. Based on the results of this examination, the FRB terminated the Memorandum effective April 18, 1996.

ACCOUNTING STANDARDS

  In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("Statement 121"). Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, Statement 121 requires that long-lived assets and certain identified intangibles to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. Statement 121 must be adopted for financial statements for fiscal years beginning after December 15, 1995. The adoption of Statement 121 has not had a material impact on the Company's results of operations or financial position.

  Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma net earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of Statement 123.

  In June 1996, the FASB issued Statement of Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("Statement 125"). Statement 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of Statement 125 is not expected to have a material impact on the Company.

EMPLOYEES

  As of December 31, 1996, the Company employed 155 persons full-time and 43 persons part-time. The Company's employees are not represented by a union or covered by a collective bargaining agreement. Management believes that, in general, its employee relations are excellent.

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

   The Valley Center branch, located at 29124 Valley Center Road in Valley Center, California, consists of a 3,023 square-foot single-story building owned by FPNB.

   The San Marcos branch, located at 879 San Marcos Boulevard in San Marcos, California, consists of a 10,658 square-foot, free-standing two-story building owned by FPNB.

   FPNB leases its 2,680 square-foot Lake San Marcos branch, located at 1132 San Marino Drive in the Lake San Marcos community of San Marcos, California, and is responsible for maintenance of the premises and payment of personal and real property taxes and utilities.

   The Rancho Bernardo branch is located in a 7,398 square-foot building owned by FPNB. The branch is located at 11717 Bernardo Plaza Court in San Diego, California.

   The Temecula Valley branch is located at 41615 Winchester Road in Temecula, California and consists of an approximately 10,000 square-foot, two-story building owned by FPNB.

   The Rancho California Road branch is located at 30580 Rancho California Road in Temecula, California, and consists of approximately 4,524 square feet in a leased, single-story building.

   The Moreno Valley branch of FPNB is located at 24525 Alessandro Boulevard in Moreno Valley, California, and consists of approximately 6,450 square feet of leased space.

   All of the properties owned or leased by the Company are considered by management to be well suited for a financial institution and are deemed adequate to accommodate current needs, plus reasonable future expansion. The Company maintains comprehensive general liability and casualty loss insurance covering its properties and activities conducted in or about its properties. The Company believes such insurance provides adequate protection for liabilities or losses which might arise out of the ownership and use of such properties.

ITEM 3. LEGAL PROCEEDINGS.

   The Company is not involved in any pending legal proceedings other than nonmaterial proceedings arising in the ordinary course of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Since September 18, 1995, the Common Stock has been traded on the Nasdaq National Market System. The table below presents (i) the high and low bid prices per share of the Common Stock quoted on the Nasdaq National Market System from September 18, 1995 through December 31, 1996, (ii) the high and low bid prices per share of the Common Stock quoted on the Nasdaq SmallCap Market from April 13, 1995 through September 17, 1995, and (iii) the high and low bid prices per share of the Common Stock as reported by Western Financial Corporation prior to April 13, 1995. The high and low bid prices of the Common Stock do not include retail markups, markdowns or commissions and may not represent actual transactions.

                                  MARKET PRICES

                                        HIGH         LOW
                                        ----         ---
               1996
                 Fourth Quarter        $12.38       $9.25
                 Third Quarter         $10.00       $8.50
                 Second Quarter        $ 9.50       $8.25
                 First Quarter         $ 9.00       $7.88

               1995
                 Fourth Quarter        $ 9.25       $7.88
                 Third Quarter         $ 8.25       $5.38
                 Second Quarter        $ 6.75       $5.13
                 First Quarter         $ 5.75       $5.00

               1994
                 Fourth Quarter        $ 6.00       $5.00
                 Third Quarter         $ 5.00       $4.50
                 Second Quarter        $ 5.00       $4.75
                 First Quarter         $ 5.00       $5.00


      As of December 31, 1996, the Company had 1,162 stockholders of record, as shown on the records of its transfer agent, U.S. Stock Transfer Corporation. The Company is aware of at least eight securities dealers which currently make a market in the Common Stock.

DIVIDENDS

   The principal source of FP Bancorp, Inc.'s revenues for the payment of dividends is dividends from FPNB. Generally, the payment of dividends to the Company by FPNB is limited to FPNB's current year's earnings, as defined in Federal regulations, plus retained net earnings for the two preceding years. Payment of dividends in excess of such amount requires prior Federal regulatory approval. In addition to such limitations on dividend payments, the Comptroller has authority to prohibit FPNB from paying dividends to FP Bancorp, Inc. if, in the opinion of the Comptroller and notwithstanding the amount of current year net earnings and retained net earnings for the two preceding years, the payment of dividends would constitute an unsafe or unsound practice in light of the overall financial condition of FPNB.

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

  No dividends were paid by the Company during 1996, 1995 or 1994. Payment of stock or cash dividends by the Company in the future will depend upon the Company's earnings and financial condition and other factors deemed relevant by the Company, including performance of FPNB and its ability to pay dividends. FPNB has adopted a policy of approving dividends only in the event that after payment and for the foreseeable future, FPNB's capital level will not be adversely affected. The Company has adopted a similar policy with regard to payment of cash dividends to stockholders. These standards may be greater than any standard the regulatory agencies may impose. Under these policies, FPNB would not be able to pay a dividend to the Company and the Company would not be able to pay a dividend to its stockholders. It is the current intention of management of the Company to follow a policy of retaining most of the Company's earnings to increase its capital to support future growth. Accordingly, no assurance can be given that any dividends will be declared by the Company in the next few years.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

   The following is management's discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 1996, 1995 and 1994. The discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto. See "Item 7. Financial Statements."

OVERVIEW

   The Company reported net earnings for 1996 of $4,208,000 or $1.42 per share as compared to net earnings of $1,911,000 or $0.72 per share in 1995. The increase in net earnings of $2,297,000 or 120.20% was primarily due to (i) increased income and efficiencies resulting from the acquisition of RB Bancorp,
(ii) a reduction in nonperforming assets, (iii) improved credit quality, (iv) continued cost control efforts related to noninterest expenses and (v) the beneficial tax position of the Company during the year. The Company's return on average assets and return on average stockholders' equity were 1.58% and 22.38%, respectively, for the year ended December 31, 1996, as compared to .95% and 12.98%, respectively, for the year ended December 31, 1995.

   The Company reported net earnings for 1995 of $1,911,000 or $0.72 per share as compared to net earnings of $332,000 or $0.26 per share in 1994. The increase in net earnings of $1,579,000 or 475.60% was primarily due to (i) a significant reduction in nonperforming assets, (ii) improved credit quality, (iii) increased income and efficiencies resulting from the acquisition of Overland Bank, (iv) continued cost control efforts related to noninterest expenses and (v) the beneficial tax position of the Company during the year. The Company's return on average assets and return on average stockholders' equity were .95% and 12.98% for the year ended December 31, 1995 as compared to .20% and 4.36% for the year ended December 31, 1994.

RESULTS OF OPERATIONS

            Net Interest Income. Net interest income, the most significant component of the Company's net earnings, is the amount by which the interest and fees generated from loans and other earning assets exceeds the expense associated with funding those assets. Net interest income depends upon the difference between the gross interest and fees earned on the Company's loan and investment portfolios ("interest-earning assets") and the amounts paid on its deposits and borrowings ("interest-bearing liabilities"), and the relative amounts and composition of its interest-earning assets and interest-bearing liabilities. Management has contributed to the profitability and improved operations of the Company by managing its mix of assets and liabilities to increase net interest income.

  Net interest income increased $3,605,000 or 29.74% to $15,726,000 for the year ended December 31, 1996 from $12,121,000 for the year ended December 31, 1995. The rate earned on interest-earning assets in 1996 decreased to 9.51% from 9.80% in 1995, due the effect of a net decrease in interest rates implemented by the FRB during those two years. The rate paid on interest-bearing liabilities remained relatively stable at 3.38% in 1996 and 3.35% in 1995. Average loans outstanding in 1996 were $184,669,000, which earned interest at a rate of 10.33% as compared to average loans outstanding of $136,425,000 which earned a rate of 10.89% during 1995. The average amount of all other interest-earning assets, including primarily investment securities and Federal funds sold, was $49,184,000 during 1996 which earned interest at a rate of 6.43% as compared to an average amount of $37,776,000 which earned interest at a rate of 5.89% during 1995. Average interest-bearing liabilities for 1996 were $192,952,000 as compared to average interest-bearing liabilities of $147,799,000 for the year ended December 31, 1995.

  Net interest income increased $2,548,000 or 26.62%, to $12,121,000 for the year ended December 31, 1995 from $9,573,000 for the year ended December 31, 1994. The rate earned on interest-earning assets in 1995 increased to 9.80% from 9.06% in 1994. The rate paid on interest-bearing liabilities increased to 3.35% in 1995 from 2.47% in 1994. These increases were due primarily to higher average interest rates during 1995 as compared to 1994 as a result of numerous changes in rates implemented by the FRB during those two years. Average loans outstanding in 1995 were $136,425,000 which earned interest at the rate of 10.89% as compared to average loans outstanding of $113,053,000 which earned interest at a rate of 10.05% in 1994. The average amount of all other interest-earning assets, including primarily investment securities and Federal funds sold, was $37,776,000 during 1995 which earned interest at a rate of 5.89% as compared to an average balance of other interest-earning assets of $27,330,000 which earned interest at a rate of 4.95% during 1994. Average interest-bearing liabilities for 1995 were $147,799,000 as compared to an average balance of interest-bearing liabilities of $127,106,000 during 1994.

  Net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as "net interest margin." The Company's net interest margin for the year ended December 31, 1996 was 6.72% as compared to 6.96% for the year ended December 31, 1995 and 6.82% for the year ended December 31, 1994.

         The following table presents the major categories of interest-earning assets, interest-bearing liabilities and stockholders' equity with corresponding average balances, related interest income or expense and resulting yields and rates for the periods indicated.


                                                             ANALYSIS OF NET INTEREST INCOME
                                                                 (DOLLARS IN THOUSANDS)

                                                                 YEAR'S ENDED DECEMBER 31,
                             ---------------------------------------------------------------------------------------------------
                                             1996                            1995                             1994
                             ---------------------------------------------------------------------------------------------------
                               AVERAGE    INTEREST     RATE       AVERAGE    INTEREST    RATE      AVERAGE     INTEREST   RATE
                               AMOUNT      INCOME/    EARNED/     AMOUNT      INCOME/   EARNED/     AMOUNT      INCOME/   EARNED/
                             OUTSTANDING   EXPENSE     PAID     OUTSTANDING   EXPENSE    PAID    OUTSTANDING    EXPENSE   PAID
                             -----------   -------     ----     -----------   -------    ----    -----------    -------   ----
                                 (1)                                (1)                              (1)
                                 ---                                ---                              ---
 ASSETS
 Interest-earning assets:
   Loans(2)(3)                  $184,669    $19,082    10.33%      $136,425    $14,851    10.89%    $113,053    $11,364    10.05%
   Taxable investment
     securities                   39,062      2,650     6.78%        29,995      1,783     5.94%      23,562      1,185     5.03%
   Nontaxable investment
     securities                        0          0     0.00%             0          0     0.00%         741         45     6.07%
   Interest-earning
     deposits                        110          6     5.45%           341         19     5.57%          98          4     4.08%
   Federal funds sold             10,012        505     5.04%         7,440        422     5.67%       2,929        120     4.10%
                                 -------     ------     -----       -------     ------     -----     -------     ------
 Total interest-earning
   assets                        233,853     22,243     9.51%       174,201     17,075     9.80%     140,383     12,718     9.06%
 Other assets:
   Cash and due from banks        18,697                             14,069                           13,023
   Other assets, net              13,471                             12,670                           10,365
                                --------                           --------                         --------
     Total Assets               $266,021                           $200,940                         $163,771
                                ========                           ========                         ========
 LIABILITIES AND
 STOCKHOLDERS' EQUITY
 Interest-bearing
 liabilities:
   Deposits:
     Savings and time            $84,522      3,862     4.57%       $63,068      2,903     4.60%     $47,811      1,444     3.02%
   Interest-bearing demand
     and money market            103,442      2,148     2.08%        80,100      1,564     1.95%      74,695      1,216     1.63%
                                 -------      -----    ------       -------      -----    ------     -------      -----    ------
 Total interest-bearing
   deposits                      187,964      6,010     3.20%       143,168      4,467     3.12%     122,506      2,660     2.17%
 Debentures, Federal funds
   purchased and Securities
   sold under agreement to
   purchase                        4,988        507    10.16%         4,631        487    10.52%       4,600        485    10.54%
                                 -------      -----    ------       -------      -----    ------     -------      -----    ------
 Total interest-bearing
   liabilities                   192,952      6,517     3.38%       147,799      4,954     3.35%     127,106      3,145     2.47%
                                              -----                              -----                            -----
 Noninterest-bearing
   demand deposits                52,920                             37,225                           27,775
 Other liabilities                 1,350                              1,420                            1,278
Stockholders' equity              18,833                             14,717                            7,763
    Receivable from ESOP and
    unrealized net gain
    (loss) on investment
    securities available for
    sale                             (34)                              (221)                            (151)
                                --------                           --------                         --------
     Total Liabilities and
       Stockholders' Equity     $266,021                           $200,940                         $163,771
                                ========                           ========                         ========
    Net interest income                     $15,726                            $12,121                           $9,573
                                            =======                            =======                           ======

    Net interest margin(4)                              6.72%                              6.96%                            6.82%
---------------

(1)   Averages are daily averages.
(2) Loan interest income includes accretion of loan fees of $728,000, $452,000, and $1,249,000 for the years 1996, 1995 and 1994, respectively.
(3) For the purpose of these computations, nonaccrual loans are included in average loans.
(4) The net interest margin is calculated by dividing net interest income by average total interest-earning assets.

  As discussed above, the Company's net interest income is affected by the change in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change," as well as by changes in yields earned on interest-earning assets and rates paid on deposits and other borrowed funds, referred to as "rate changes." The following table presents, for the periods indicated, a summary of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities and the amounts of change attributable to variations in volumes and rates.

                              RATE/VOLUME ANALYSIS
                             (DOLLARS IN THOUSANDS)

                                                                           YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------------------
                                                          1996 COMPARED TO 1995                  1995 COMPARED TO 1994
                                                           INCREASE (DECREASE)                     INCREASE (DECREASE)
                                                 -----------------------------------------------------------------------------
                                                  VOLUME         RATE          NET          VOLUME         RATE          NET
                                                  ------         ----          ---          ------         ----          ---
Interest earned on interest-earning assets:
  Loans(1) ................................      $ 5,254       $(1,023)      $ 4,231       $ 2,349       $ 1,138       $ 3,487
  Taxable investment
    securities ............................          539           328           867           324           274           598
  Nontaxable investment
    securities ............................            0             0             0           (45)            0           (45)
  Interest-earning deposits ...............          (13)            0           (13)           10             5            15
  Federal funds sold ......................          146           (63)           83           185           117           302
                                                 -------       -------       -------       -------       -------       -------
Total Interest Earned on
  Interest-earning Assets .................      $ 5,926       $  (758)      $ 5,168       $ 2,823       $ 1,534       $ 4,357
                                                 =======       =======       =======       =======       =======       =======
Interest paid on interest-bearing
  liabilities:
  Interest-bearing deposits:
    Savings and time ......................      $   987       $   (28)      $   959       $   461       $   998       $ 1,459
    Interest-bearing demand ...............          455           129           584            88           260           348
                                                 -------       -------       -------       -------       -------       -------
  Total interest-bearing deposits .........        1,442           101         1,543           549         1,258         1,807
  Debentures, Federal funds
    purchased and securities sold
    under agreement to repurchase .........            0            20            20             3            (1)            2
                                                 -------       -------       -------       -------       -------       -------
Total Interest Paid on
  Interest-bearing Liabilities ............      $ 1,442       $   121       $ 1,563       $   552       $ 1,257       $ 1,809
                                                 =======       =======       =======       =======       =======       =======

---------------

(1) Nonaccrual loans are included in the loan totals used in the calculation of this table.


            Provision for Loan Losses. The provision for loan losses is based upon the Company's evaluation of the quality of the loan portfolio, total outstanding and committed loans, previous loan losses and current and anticipated economic conditions. In making its evaluation, the Company takes into account the results of regulatory examinations of FP Bancorp, Inc. and FPNB, which can be expected to occur at least once each year. The amount of the provision for loan losses is a charge against earnings. Actual loan losses are charged against the allowance for loan and lease losses (the "ALLL").

  The Company's ALLL is typically maintained at a level deemed adequate to provide for known and inherent losses in the loan portfolio. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased ALLL provisions in the future. Additionally, regulatory examiners may require the Company to recognize additions to the ALLL based upon their judgment about information available to them at the time of their examinations.

  The provisions for loan losses for the years ended December 31, 1996, 1995 and 1994 were $700,000, $600,000, and $0, respectively. The increases in 1996 and 1995 were a result of the increase in loans during those years. No provision was recorded during 1994 as a result of a decrease in loan charge-offs, problem loans, improved credit quality, aggressive collection efforts resulting in higher recoveries and a revised and improved loan approval and management system put into place late in 1993.

  The ALLL was $3,121,000 or 1.46% of total loans as of December 31, 1996 as compared to $2,013,000 or 1.40% of total loans as of December 31, 1995. See "Allowance for Loan and Lease Losses."

            Other Operating Income. Total other operating income for the year ended December 31, 1996 increased $353,000 or 19.55% to $2,159,000 from
$1,806,000 in 1995. The increase was primarily a result of an increase in service charges and other fees resulting from deposit relationships acquired in the RB Merger and the Company's internal growth in deposits during the year.

  Total other operating income for the year ended December 31, 1995 increased $492,000 or 37.44% to $1,806,000 from $1,314,000 in 1994. The increase was primarily a result of an increase in service charges and other fees resulting from the deposit relationships acquired in the Overland Merger and the Company's internal growth in deposits during the year.

            Other Operating Expenses. Total other operating expenses for the year ended December 31, 1996 increased $1,655,000 or 13.52% to $13,899,000 from $12,244,000 for 1995. The largest component of the increase occurred in salaries and employee benefits, which increased $1,094,000 or 19.82% primarily due to the acquisition of RB Bancorp and the opening of two new branches during 1996. For the same reasons, occupancy expense increased $237,000 or 20.36% and furniture and equipment expense increased $274,000 or 32.70%. Additional amortization of goodwill in 1996 resulting from the RB Merger was $175,000 or an increase of 218.75% over 1995. Conversely, net other real estate owned ("OREO") expense decreased by $237,000 or 31.81% due to a significant decrease in OREO balances during 1996. The FDIC assessment also decreased significantly, from $252,000 to only $34,000, a decrease of $218,000 or 86.51%, as a result of a restructuring of FDIC assessment rates effective in 1996. The balance of other noninterest expenses increased $330,000 or 9.06% as a result of the Company's growth, offset by continued cost-cutting measures taken during 1996.

   Total other operating expenses for the year ended December 31, 1995 increased $1,689,000 or 16.00% to $12,244,000 from $10,555,000 in 1994. The increase was a result of the Company's growth accomplished by the Overland Merger, offset by continued cost-cutting measures in the area of noninterest expenses. Salaries and employee benefits increased $835,000 or 17.82%, professional services expense increased $130,000 or 7.60%, and net other real estate owned expense increased $120,000 or 19.20% for the year ended December 31, 1995 as compared to the same period in 1994. Conversely, occupancy expense decreased $160,000 or 12.08% and the FDIC assessment decreased $192,000 or 43.24% for the year ended December 31, 1995 as compared to the same period in 1994. The Company recorded a loss on the sale of investment securities of $158,000 and amortization of goodwill of $80,000 during 1995, for which there were no comparable expenses in 1994. The balance of other noninterest expenses increased $718,000 or 40.66%, primarily in the area of additional promotional activities of the Company and other operating expenses related to the Company's growth during 1995.

            Income Taxes. The Company realized net income tax benefits of $922,000 and $828,000 for the years ended December 31, 1996 and 1995, respectively, compared to no income tax benefit or expense for the year ended December 31, 1994. The net income tax benefit in 1996 consisted of a net increase of $1,320,000 in the net deferred tax asset which was offset by current income taxes of $152,000 and a credit to goodwill of $246,000. Management believes that the realization of the recognized deferred tax asset is more likely than not, based on the expectation that the Company will generate the necessary amount of taxable income in future periods.

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

  The Company's operating activities for the year ended December 31, 1996 resulted in net cash provided of $5,156,000 primarily due to net earnings of $4,208,000 adjusted for depreciation and amortization of $1,249,000, a provision for loan losses of $700,000 and a provision for losses on OREO of $409,000. These cash flows were offset by a benefit for deferred taxes of $922,000 and an increase in other assets and other liabilities of $713,000. The Company's operating activities for the year ended December 31, 1995 resulted in net cash provided of $2,110,000 primarily due to net earnings of $1,911,000 adjusted for depreciation and amortization of $943,000, a provision for loan losses of $600,000 and a provision for losses on OREO of $537,000. These cash flows were offset by a benefit for deferred taxes of $828,000 and an increase in other assets and other liabilities of $1,237,000. This compares to net cash provided of $1,861,000 for the year ended December 31, 1994 primarily due to net earnings of $332,000 adjusted for depreciation and amortization of $878,000 and a provision for losses on OREO of $455,000.

  The Company's cash flows from investing activities used net cash of $39,234,000 for the year ended December 31, 1996 compared to net cash provided of $7,218,000 for the same period in 1995. Cash was used primarily to fund loans in the amount of $27,886,000 and for net investment securities purchases in the amount of $18,736,000. In addition, net cash of $5,302,000 was acquired in the RB Bancorp Merger and proceeds from the sale of OREO during the year were $2,464,000. The Company's cash flows from investing activities provided net cash of $7,218,000 for the year ended December 31, 1995 compared to net cash used of $4,053,000 for the same period in 1994. The significant increase in net cash provided by investing activities was due to cash acquired from the Overland Merger of $5,366,000, a decrease in loans outstanding of $1,705,000, and proceeds from the sale of OREO of $6,107,000, offset by a net increase from the purchase of and proceeds from the sale of investment securities available for sale of $9,782,000.

  Net cash provided by financing activities for the year ended December 31, 1996 was $40,704,000 as compared to net cash used of $2,662,000 for the year ended December 31, 1995. The net increase in interest-bearing and noninterest-bearing deposits was $23,937,000 and there was an increase in Federal funds purchased and other borrowings of $16,572,000 during 1996. Net cash used in financing activities for the year ended December 31, 1995 was $2,662,000 compared to net cash used of $727,000 for the same period in 1994. The net cash used in 1995 was a result of a decrease in Federal funds purchased of $2,800,000.

            Liquidity. The objective of liquidity management is to maintain a balance between sources and uses of funds in such a way that the cash requirements of customers for loans and deposit withdrawals are met in the most economical manner. Management of FPNB monitors its liquidity position continuously in relation to trends of loans and deposits for short-term as well as long-term requirements. Liquid assets are monitored on a daily basis to assure maximum utilization. Management of FPNB also manages its liquidity requirements by maintaining an adequate level of readily marketable assets and access to short-term funding sources. This is primarily accomplished through investing in obligations of U.S. Government agencies, various low-risk mortgage-backed securities and overnight Federal funds sold.

  The Company defines liquid assets as cash and due from banks, overnight Federal funds sold, interest-earning deposits, and investment securities available for sale. The Company's ratios of liquid assets to deposits and short-term borrowings was 25.00% as of December 31, 1996 as compared to 23.63% as of December 31, 1995 and 12.17% as of December 31, 1994. The Company's ratios of liquid assets to deposits and short-term borrowings increased to 23.63% as of December 31, 1995 from 12.17% as of December 31, 1994 as a result of liquid assets acquired in the Overland Merger and the reclassification of $8,450,000 from investment securities held to maturity to investment securities available for sale on December 31, 1995, in accordance with a one-time provision allowed by the FASB under Statement 115. See "Investment Portfolios."

  The Company's overall liquidity position is enhanced by a sizable concentration of total deposits less certificates of deposit of $100,000 or more ("Core Deposits") which management believes provides a stable and relatively inexpensive funding base. Average Core Deposits totaled $216,928,000 or 90.05% of average deposits as of December 31, 1996 compared to $165,176,000 or 91.56% of average deposits as of December 31, 1995 and $141,027,000 or 93.84% of average deposits as of December 31, 1994.

  Other than the investment securities portfolios (see "Investment Portfolios"), the Company sells excess funds as overnight Federal funds sold to provide an immediate source of liquidity. There were no Federal funds sold as of December 31, 1996. Federal funds sold were $2,000,000 as of December 31, 1995 and there were no Federal funds sold as of December 31, 1994.

  The level of deposits may fluctuate significantly due to seasonal business cycles of depository customers. Similarly, the level of demand for loans may vary significantly and at any given time may increase or decrease substantially. However, unlike the level of deposits, management has more direct control over lending activities and maintains the level of those activities according to the amounts of available funds.

  As of December 31, 1996, FPNB had lines of credit in the amount of $7,000,000 from correspondent banks which are renewable annually. FPNB also had a credit line with the Federal Home Loan Bank, which would allow FPNB to borrow up to $11,000,000. In addition, FPNB had a $10,000,000 reverse repurchase agreement line with an investment broker, of which $4,950,000 was outstanding as of December 31, 1996. The availability of the lines of credit, as well as adjustments in deposit programs, provides for liquidity in the event that the level of deposits should fall abnormally low. These sources provide that funding thereof may be withdrawn depending upon the financial strength of FPNB.

  FP Bancorp's operations consist primarily of regulatory reporting, raising capital and planning business strategies. In recent years, FP Bancorp's primary source of liquidity has been the proceeds from two private offerings completed in November of 1994, which raised net proceeds of approximately $3,034,000 (the "Private Offerings"). FP Bancorp's current liquidity is sufficient to permit it to operate as it has in the past, including full coverage of interest payments on the Debentures. A dividend from FPNB would be received by FP Bancorp in the event that cash payments to holders of Debentures is required and cash available at FP Bancorp is not sufficient to cover such payments. See "Capital Resources."

INTEREST RATES

  While no single measure can completely identify the impact of changes in interest rates on net interest income, one gauge of interest rate sensitivity is to measure, over a variety of time periods, the differences in the amounts of the Company's rate-sensitive assets and rate-sensitive liabilities. These differences or "gaps" provide an indication of the extent to which net interest income may be affected by future changes in interest rates. A "positive gap" exists when rate-sensitive assets exceed rate-sensitive liabilities and indicates that a greater volume of assets than liabilities will reprice during a given period. This mismatch may enhance earnings in a rising interest rate environment and may inhibit earnings in a declining interest rate environment. Conversely, when rate-sensitive liabilities exceed rate-sensitive assets, referred to as a "negative gap," it indicates that a greater volume of liabilities than assets will reprice during the period. In this case, a rising interest rate environment may inhibit earnings and a declining interest rate environment may enhance earnings. The cumulative one-year contractual gap as of December 31, 1996 was $(59,491,000), representing (21.79%) of interest-earning assets.

The following table presents the Company's contractual gap position as of December 31, 1996.

                            CONTRACTUAL GAP POSITION
                             (DOLLARS IN THOUSANDS)

                                                    IMMEDIATELY
                                                    ADJUSTABLE     1 DAY
                                                     OR 1 DAY     THROUGH   4 THROUGH   7 THROUGH   OVER 12
                                                     MATURITY    3 MONTHS   6 MONTHS    12 MONTHS    MONTHS      TOTAL
                                                     --------    --------   --------    ---------    ------      -----
ASSETS
Interest-earning assets:
  Investments available for sale ............        $      0    $      0   $      0    $      0    $ 47,405   $ 47,405
  Investments held to maturity ..............               0           0          0           0       9,279      9,279
  Loans(1)
    Installment .............................           5,402          10         26         311       6,622     12,371
    Real estate equity lines of credit ......           9,626           0          0           0           0      9,626
    Long-term real estate ...................           4,678           0          0           0       1,073      5,751
    Other ...................................         126,389       4,647      3,251       8,728      45,539    188,554
                                                     --------    --------   --------    --------    --------   --------
Total interest-earning assets ...............        $146,095    $  4,657   $  3,277    $  9,039    $109,918    272,986
                                                     ========    ========   ========    ========    ========
Other noninterest-earning assets ............                                                                    35,599
                                                                                                               --------
Total Assets ................................                                                                  $308,585
                                                                                                               ========
LIABILITIES
Interest-bearing liabilities:
  Demand deposits ...........................        $115,100    $      0   $      0    $      0    $      0   $115,100
  Savings accounts ..........................          17,366           0          0           0           0     17,366
  Certificates of deposit ...................           1,320      31,402     22,285      13,759       3,748     72,514
  Debentures ................................               0           0          0       4,575           0      4,575
  Federal funds purchased and securities sold
    under agreement to repurchase ...........               0      16,752          0           0           0     16,752
                                                     --------    --------   --------    --------    --------   --------
Total interest-bearing liabilities ..........        $133,786    $ 48,154   $ 22,285    $ 18,334    $  3,748    226,307
                                                     ========    ========   ========    ========    ========
Noninterest-bearing deposits ................                                                                    59,541
Other liabilities ...........................                                                                     1,759
Stockholders' equity ........................                                                                    20,978
                                                                                                               --------
Total Liabilities & Stockholders'
  Equity ....................................                                                                  $308,585
                                                                                                               ========
Interest rate sensitivity gap ...............        $ 12,309    $(43,497)  $(19,008)   $ (9,295)   $106,170
Cumulative interest rate
  sensitivity gap ...........................        $ 12,309    $(31,188)  $(50,196)   $(59,491)   $ 46,679

Cumulative interest rate sensitivity gap
  as a percent of interest-earning assets ...            4.51%     (11.42%)   (18.39%)    (21.79%)    17.10%

---------------

(1) Loan balances include nonaccrual loans of $1,374,000 as of December 31, 1996.

   The Company actively manages its interest rate gap position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements, achieve consistent growth in net interest income, and profit from favorable market opportunities. The Company manages its rate gap position by adjusting the repricing characteristics of its assets and liabilities. However, even with perfectly matched repricing of assets and liabilities, interest rate risk cannot be avoided entirely. Interest rate risk remains in the form of prepayment risk of assets or liabilities and risks related to differences in the timing and indices for interest rate adjustments for assets and liabilities with adjustable interest rates.

INVESTMENT PORTFOLIOS

  The Company invests funds not used for capital expenditures or lending purposes in U.S. Government agency bonds, step up bonds, and mortgage-backed securities, and may also purchase tax-exempt municipal bonds or certificates of deposit. Obligations of U.S. Government agencies include Treasury notes, callable or noncallable agency bonds and step up bonds which have no risk as to loss of principal. Mortgage-backed securities include collateralized mortgage obligations and mortgage-backed security pools with balloon principal payments. The collateralized mortgage obligations in the Company's investment securities portfolios are "low risk" as defined by applicable bank regulations and are diverse as to collateral and interest rates of the underlying mortgages. The mortgage-backed securities are diverse as to interest rates and guarantors. Investment maturities range from less than one year to over ten years for U.S. Government agency bonds, step up bonds and mortgage-backed securities.

  Investment securities available for sale as of December 31, 1996 were $47,405,000, an increase of $19,824,000 or 71.88% from $27,581,000 as of
December 31, 1995. The increase was primarily due to $43,244,000 in purchases, offset by the sale of $21,702,000 in securities and maturities of $4,504,000. Investment securities held to maturity increased to $9,279,000 as of December 31, 1996 from $7,753,000 as of December 31, 1995, an increase of $1,526,000 or
19.68%, primarily due to purchases of $1,997,000 offset by maturities of $446,000.

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

  Investment securities available for sale as of December 31, 1995 were $27,581,000, an increase of $19,389,000 or 236.68% from $8,192,000 as of
December 31, 1994. The increase was primarily due to $8,450,000 of securities reclassified from investment securities held to maturity to investment securities available for sale, $24,859,000 in purchases, $3,814,000 acquired through the Overland Merger and an increase in the unrealized gain of $799,000, offset by the sale of $15,077,000 in securities and maturities of $3,215,000.

  The table below presents the composition of the Company's investment portfolios as of the dates indicated.

                              INVESTMENT PORTFOLIOS
                             (DOLLARS IN THOUSANDS)

                                                                           DECEMBER 31,
                                               --------------------------------------------------------------------
                                                        1996                    1995                     1994
                                               ------------------      -------------------     --------------------
                                               AMORTIZED    FAIR       AMORTIZED     FAIR      AMORTIZED     FAIR
                                                 COST       VALUE         COST       VALUE        COST       VALUE
                                               ---------    -----      ---------     -----     ---------     ------
AVAILABLE FOR SALE:
Obligations of U.S. Government
  agencies..............................       $ 9,989     $10,062      $11,285     $11,379     $3,127       $2,956
Step up bonds...........................             0           0            0           0      2,606        2,435
Mortgage-backed securities .............        35,223      35,256       15,472      15,662      2,629        2,456
Equity bank stock ......................         2,087       2,087          540         540        345          345
                                               -------     -------      -------     -------     ------       ------
Total Available for Sale ...............       $47,299     $47,405      $27,297     $27,581     $8,707       $8,192
                                               =======     =======      =======     =======     ======       ======

HELD TO MATURITY:
Obligations of U.S. Government
  agencies..............................        $1,000      $  995       $    0      $    0    $ 5,601      $ 5,146
Step up bonds...........................           997         997            0           0      2,001        1,941
Mortgage-backed securities .............         7,079       6,978        7,549       7,441      7,863        7,130
Corporate notes.........................           203         211          204         218          0            0
                                                ------      ------       ------      ------    -------      -------
Total Held to Maturity .................        $9,279      $9,181       $7,753      $7,659    $15,465      $14,217
                                                ======      ======       ======      ======    =======      =======

  The following table presents the maturity distribution based on fair value or amortized cost of the investment portfolios as of the dates indicated.


                 INVESTMENT PORTFOLIOS -- MATURITY DISTRIBUTION
                             (DOLLARS IN THOUSANDS)

                                                DECEMBER 31, 1996
                                                -----------------
                                                FAIR
                                               VALUE        YIELD
                                               -----        -----
AVAILABLE FOR SALE:
Obligations of U.S. Government agencies:
  Five years through ten years .........     $ 9,055        7.55%
  Over ten years .......................       1,007        8.00%
Mortgage-backed securities .............      35,256        7.69%
Equity bank stock(1) ...................       2,087        6.00%
                                             -------
Total Available for Sale ...............     $47,405
                                             =======

HELD TO MATURITY:
Obligations of U.S. Government agencies:
  After five years through ten years ...     $   995        7.04%
  Over ten years .......................         997        6.53%
Mortgage-backed securities .............       6,978        5.65%
Corporate notes:
  After one year through five years ....         211        8.01%
                                             -------
Total Held to Maturity .................     $ 9,181
                                             =======

---------------

(1)  Equity bank stock has no maturity.

LOAN PORTFOLIO

  The Company's net loans were $210,876,000 as of December 31, 1996, an increase of $68,946,000 or 48.58% from $141,930,000 as of December 31, 1995. The RB
Merger accounted for $42,498,000 of the increase. In October 1996, the Company purchased $6,800,000 of net real estate loans in a note pool purchase. The balance of the increase was attributable to a net increase in new loan fundings of $19,648,000 or 13.84% during the year.

  The Company's ratio of net loans to total deposits was 79.72% as of December 31, 1996. Typically, the Company maintains a ratio of loans to total deposits of between 70% and 85%. The loan portfolio primarily consists of commercial and real estate loans (including real estate term loans, construction loans and other loans secured by real estate). However, the Company adjusts its mix of lending and the terms of its loan programs according to market conditions and other factors. As presented in the table below, the mix of loans within the portfolio has changed from December 31, 1995 to December 31, 1996 with an increase in the percentage of construction loans in the portfolio as a result of the RB Merger. The Company's loans are typically made to businesses and individuals located within the Company's market area, most of whom have account relationships with FPNB. There is no concentration of loans exceeding 10% of total loans which is not disclosed in the categories presented below. The Company has not made any loans to foreign governments, banks, businesses or individuals. Commercial, real estate and construction loans in the Company's portfolio are primarily variable rate loans and have little interest rate risk.

  The table below presents the composition of the Company's loan portfolio as of the dates indicated.

                                LOAN PORTFOLIO(1)
                             (DOLLARS IN THOUSANDS)

                                                                DECEMBER 31,
                                   ---------------------------------------------------------------------
                                   1996             1995            1994            1993            1992
                                   ----             ----            ----            ----            ----
Commercial                       $ 80,894        $ 62,867        $ 60,252        $ 62,629        $ 49,993
Real Estate                       108,530          68,448          48,391          43,436          62,175
Construction                       14,507           6,204           9,795           6,192          21,707
Installment                        12,371           7,515           2,739           4,499           7,639
                                 --------        --------        --------        --------        --------
     Total Loans                 $216,302        $145,034        $121,177        $116,756        $141,514
                                 ========        ========        ========        ========        ========

---------------

(1) Loans are not net of ALLL, deferred loan fees and discounts of $5,426,000, $3,104,000, $2,994,000, $4,282,000 and $5,393,000 as of December 31, 1996,
     1995, 1994, 1993 and 1992, respectively.

            Commercial Loans. Commercial loans accounted for 37.40% of the Company's loan portfolio as of December 31, 1996. Such loans are generally made to provide operating lines of credit, to finance the purchase of inventory or equipment, and for other business purposes. Commercial loans are primarily made at rates that adjust with changes in the prevailing prime interest rate, are generally made for a maximum term of one year (unless they are term loans), and generally require interest payments to be made monthly. Typically, loans over one year require monthly principal and interest payments. The creditworthiness of the borrower is reviewed, analyzed, and evaluated on a periodic basis. Most commercial loans are collateralized with business assets such as accounts receivable, inventory, and equipment. Even with substantial collateralization such as all the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

            Real Estate Loans. Real estate loans accounted for 50.17% of the Company's loan portfolio as of December 31, 1996. Real estate term lending, especially lending secured by vacant land, involves risks that real estate values in general will fall and that the value of the particular real estate security for a loan will fall. The Company makes commercial and industrial real estate term loans that are typically secured by a first trust deed. These loans are generally made for a maximum of five years, typically with a floating interest rate based on the prevailing prime interest rate, or with a fixed rate of interest, and with a 15- to 30-year payment amortization. Such loans are usually made for a maximum of 75% of the appraised value of the collateral.


            Construction Loans. Construction loans accounted for 6.71% of the Company's loan portfolio as of December 31, 1996. Most construction loans are made to individuals for the purpose of financing the construction of residences they intend to occupy upon completion of construction. Other construction loans are primarily made to owners of property who will use the proceeds to build or develop property for sale upon completion of construction. Construction loans are generally provided for a maximum of 80% of the appraised value of the collateral for terms of up to 18 months at floating interest rates based on the prevailing prime interest rate. Construction loans are provided to customers who have a demonstrated financial ability to complete the project being financed, a cash investment in the project, cash flow sufficient to service the debt and strong financial stability and integrity in the judgment of management. The borrower is usually prequalified for long-term financing at the time the construction loan is evaluated. Construction lending differs from other types of real estate lending because of uncertainties inherent in estimating construction costs, the length of the construction period, the market for the project upon completion and, in the case of a property intended for sale or rent, the time for lease-up or sale. If permanent financing is not obtained by the borrower or construction is not completed, the risk of default rises. Construction lending also involves risks that real estate values in general will fall and that the value of the particular real estate security for a loan will fall.

            Installment Loans. Installment loans accounted for 5.72% of the Company's loan portfolio as of December 31, 1996. The Company's installment loans are primarily for vehicle and aircraft purchases, home improvement and personal loans. Vehicle financing involves the risk that collateral will decline in value faster than the balance of the loan it secures.

            Loan Maturity and Interest Rate Sensitivity. The following table presents the maturity of commercial, real estate, construction and installment loans outstanding as of December 31, 1996, indicated according to contract terms.

                                  LOAN MATURITY
                             (DOLLARS IN THOUSANDS)

                         WITHIN ONE     ONE TO FIVE     AFTER FIVE
                            YEAR           YEARS          YEARS           TOTAL
                            ----           -----          -----           -----
Commercial .............  $34,670        $24,490        $ 21,734        $ 80,894
Real Estate ............   23,573         51,584          33,373         108,530
Construction ...........   10,597          1,683           2,227          14,507
Installment ............    1,791          6,011           4,569          12,371
                          -------        -------        --------        --------
                          $70,631        $83,768        $ 61,903        $216,302
                          =======        =======        ========        ========

  The following table presents the interest rate sensitivity of loans maturing after one year as of December 31, 1996.

                            INTEREST RATE SENSITIVITY
                             (DOLLARS IN THOUSANDS)

Fixed interest rates..............................       $ 56,466
Variable interest rates ..........................         89,205
                                                         --------
     Total Loans Maturing After One Year .........       $145,671
                                                         ========

            Nonperforming Assets. Interest on loans is normally accrued from the date a disbursement is made and recognized as income as it is accrued. Generally, the Company reviews any loan on which payment has not been made for 90 days for potential nonaccrual. The loan is examined and the collateral is reviewed to determine loss potential. If the loan is placed on nonaccrual, any prior accrued interest which remains unpaid is reversed. Classification of a loan as nonaccrual does not necessarily mean that the loan will be charged off in the future. The $1,374,000 of loans classified as nonaccrual on December 31, 1996 primarily consisted of $614,000 in loans secured by real estate and $675,000 in commercial loans. The balance of the nonaccruals were in installment and other types of loans. The amount of interest income on nonaccrual and restructured loans that are deemed to be fully collectable is included in net earnings or loss for the years ended December 31, 1996, 1995 and 1994 in the amounts of $65,000, $49,000 and $207,000, respectively.

  The Company has established a monitoring system for its loans in order to identify potential problem loans and to permit the periodic evaluation of impairment and the adequacy of ALLL in a timely manner. Impaired loans included in the Company's loan portfolio as of December 31, 1996 and 1995 were $2,506,000 and $1,449,000, respectively, which had aggregate specific related allowance amounts of $358,000 and $173,000, respectively. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market prices of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment of the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the ALLL provision. During 1996 and 1995, the average balances of impaired loans were $2,489,000 and $2,402,000, respectively. In 1996 and 1995, $65,000 and $81,000, respectively, of interest was recognized on these loans during the period of impairment on a cash basis in accordance with Company policy.

  As of December 31, 1996, troubled debt restructurings ("TDR's") amounted to $717,000. The Company has not committed to lend any additional funds to these borrowers under TDR's, and TDR's are current in accordance with their modified terms. Interest recorded on the TDR's was $64,000 for the year ended December 31, 1996. There were no TDR's as of December 31, 1995.

  Loans on nonaccrual amounted to $1,374,000, $735,000 and $2,587,000 as of December 31, 1996, 1995 and 1994, respectively. Interest income of $111,000, $52,000 and $122,000 would have been recorded for the years ended December 31, 1996, 1995 and 1994, respectively, if nonaccrual loans had been on a current basis, in accordance with their original terms. Interest income of $65,000, $49,000, and 207,000 was recognized on loans subsequently transferred to nonaccrual status as of December 31, 1996, 1995 and 1994, respectively.

  The following table presents information with respect to the Company's past due loans and the components of nonperforming assets as of the dates indicated.

                           NONPERFORMING ASSET TRENDS
                             (DOLLARS IN THOUSANDS)

                                                                            DECEMBER 31,
                                                          --------------------------------------------------
                                                          1996       1995       1994       1993         1992
                                                          ----       ----       ----       ----         ----
Nonperforming loans:
  Loans 90 days or more past due and still accruing
     interest ......................................     $  774     $    0     $    6     $ 1,018     $3,773
  Loans on nonaccrual ..............................      1,374        735      2,587       6,690      2,890
                                                         ------     ------     ------     -------     ------
Total nonperforming loans ..........................      2,148        735      2,593       7,708      6,663
Other real estate owned ............................      1,329      3,139      5,044       5,202      2,555
                                                         ------     ------     ------     -------     ------
     Total Nonperforming Assets ....................     $3,477     $3,874     $7,637     $12,910     $9,218
                                                         ======     ======     ======     =======     ======
Interest income which would have been recorded under
  original terms for loans on nonaccrual basis .....     $  111     $   52     $  122     $   378     $  194

  Nonperforming assets totaled $3,477,000 or 1.61% of total loans, leases and OREO as of December 31, 1996, as compared to $3,874,000 or 2.61% as of December 31, 1995. The following table presents the balance of nonperforming assets by type as of December 31, 1996.

                          NONPERFORMING ASSETS BY TYPE
                             (DOLLARS IN THOUSANDS)

                              COMMERCIAL    REAL ESTATE  CONSTRUCTION   INSTALLMENT      TOTAL
                              ----------    -----------  ------------   -----------      -----
Nonperforming loans:
  Current ..................    $  667         $  104         $ 0         $    3         $  774
  Noncurrent ...............       675            614         $ 0             85          1,374
Other real estate owned ....       428            901         $ 0              0          1,329
                                ------         ------         ---         ------         ------
                                $1,770         $1,619         $ 0         $   88         $3,477
                                ======         ======         ===         ======         ======

            Allowance for Loan and Lease Losses. The Company maintains an ALLL which it considers adequate to cover the risk of losses in the loan portfolio. The ALLL is based upon management's ongoing evaluation of the quality of the loan portfolio, total outstanding and committed loans, previous charges against the allowance and current and anticipated economic conditions. In making its evaluation, the Company takes into account the results of regulatory examinations of the Company and FPNB, which can be expected to occur at least once each year. The Comptroller completed its most recent examinations of FPNB in August 1996 and September 1995. As a result of the examinations the allowance was found to be adequate and no additional provision for loan losses was required. The Company's management believed that as of December 31, 1996 the allowance was adequate. The amount of the provision for loan losses is a charge against earnings. Actual loan losses are charged against the ALLL.

  The provisions for loan losses for the years ended December 31, 1996 and 1995 were $700,000 and $600,000, respectively. The relative increase in the provision during 1996 was due to the increase in the loan portfolio during the year and a significant decrease in charged off loans compared to 1995. The provisions for loan losses for the year ended December 31, 1995 was $600,000 as compared to $0 in 1994. The increase in 1995 as compared to 1994 resulted from an analysis conducted by management which deemed it necessary for an addition to the allowance to adequately cover potential known and inherent risks in the loan portfolio.

  The provisions for loan losses for the years ended December 31, 1994, 1993 and 1992 were $0, $3,106,000, and $6,210,000, respectively. Significant provisions were recorded during 1993 and 1992 primarily to provide for increased potential loan losses due to the deterioration of local real estate markets.

  As of December 31, 1996, the ALLL totaled $3,121,000 or 1.46% of total loans as compared with $2,013,000 or 1.40% of total loans as of December 31, 1995. As of December 31, 1996 and 1995, the ALLL was 145.30% and 273.88%, respectively, of nonperforming loans. The ALLL increased by $1,108,000 as of December 31, 1996 as compared to December 31, 1995, due to the addition of the ALLL recorded as a result of the RB Merger of $790,000, the ALLL recorded as a result of the purchase of a real estate note pool of $500,000 and a provision of $700,000 less net charge-offs of $882,000. As of December 31, 1995, the ALLL totaled $2,013,000 or 1.40% of total loans as compared with $2,666,000 or 2.20% of total loans as of December 31, 1994. As of December 31, 1995 and 1994, the ALLL was 273.88% and 102.82%, respectively, of nonperforming loans. The ALLL decreased by $653,000 as of December 31, 1995 compared to December 31, 1994, due to the addition of the ALLL recorded as a result of the Overland Merger of $803,000 and provisions of $600,000 less net charge-offs of $2,056,000. The decrease as of December 31, 1995 as compared to December 31, 1994 in the ratio of ALLL to total loans outstanding was due to a reduction in nonperforming loans, in relation to an increase in total loans of which $30,159,000 were recorded as a result of the Overland Merger.

  Net charge-offs for the Company decreased to $882,000 from $2,056,000 for the years ended December 31, 1996 and 1995, respectively, primarily due to the resolution in 1995 of problem loans acquired in the Overland Merger. The percentages of net charge-offs to average loans for the years ended December 31, 1996 and 1995 were .48% and 1.51%, respectively.

    The following table presents charged-off loans, provisions for loan losses, recoveries on loans previously charged off, allowance adjustments and the amount of the ALLL for the dates indicated.

                 ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES
                             (DOLLARS IN THOUSANDS)

                                                              YEARS ENDED DECEMBER 31,
                                             ------------------------------------------------------------
                                                 1996        1995        1994         1993        1992
                                             ----------  ----------  ----------   ----------  --------
    Balance at beginning of period..........   $2,013      $2,666      $3,830       $4,793      $3,010
    Loan charge-offs:
      Commercial............................      834         501         510          993       1,939
      Real estate...........................       58       1,838         853        3,225       2,050
      Construction..........................      460           0           0            0          45
      Installment...........................       66         114          98          267         550
                                               ------      ------     -------       ------      ------
    Total loan charge-offs..................    1,418       2,453       1,461        4,485       4,584
    Less loan recoveries:
      Commercial............................      278         238         154          347         111
      Real Estate...........................      212          14          96           27          22
      Construction..........................       10         101           0            0           0
      Installment...........................       36          44          47           42          24
                                               ------      ------     -------       ------      ------
    Total loan recoveries...................      536         397         297          416         157
                                               ------      ------     -------       ------      ------
      Net loan charge-offs..................      882       2,056       1,164        4,069       4,427
    Provisions for loan losses..............      700         600           0        3,106       6,210
    Allowance adjustment (1)................    1,290         803           0            0           0
                                               ------      ------     -------       ------     -------
    Balance at End of Period................   $3,121      $2,013      $2,666       $3,830      $4,793
                                               ======      ======      ======       ======      ======
    Ratio of net loan charge-offs during the
    period to average loans outstanding
    for the  period.........................     0.48%       1.51%       1.03%        3.16%       2.77%

    Ratio of loan recoveries during the
    period to charge-offs during the period..   37.80%      16.18%      20.33%        9.28%       3.42%

---------------
(1) Represents allowance acquired in the RB Merger and a real estate note pool acquisition in 1996 and the Overland Merger in 1995.

    The following table presents the allocation of the ALLL as of the dates indicated. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans.

                ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES
                             (DOLLARS IN THOUSANDS)

                                                      DECEMBER 31,
                          --------------------------------------------------------------------
                                    1996                    1995                 1994
                          ------------------------  ---------------------  -------------------

                                        PERCENT OF             PERCENT OF             PERCENT OF
                                         LOANS IN               LOANS IN               LOANS IN
                           ALLOWANCE       EACH     ALLOWANCE     EACH     ALLOWANCE     EACH
                           FOR LOAN      CATEGORY   FOR LOAN    CATEGORY   FOR LOAN    CATEGORY
                           AND LEASE     TO TOTAL   AND LEASE   TO TOTAL   AND LEASE   TO TOTAL
                            LOSSES         LOANS     LOSSES       LOANS     LOSSES       LOANS
                          ----------    ----------  ---------    -------   ---------   --------
           Commercial...     $  978        37.40%    $   626      43.35%   $   643       49.73%
           Real Estate..      1,785        50.17%      1,037      47.19%     1,100       39.93%
           Construction.        113         6.71%         71       4.28%        81        8.08%
           Installment..        116         5.72%         84       5.18%        32        2.26%
           Unallocated..        129          N/A         195        N/A        810         N/A
                            -------       -------    -------     -------    ------      -------
            Total........    $3,121       100.00%     $2,013     100.00%    $2,666      100.00%
                             ======       ======      ======     ======     ======      ======


                                                      DECEMBER 31,
                                     ---------------------------------------------
                                              1993                   1992
                                     ---------------------   ---------------------
                                                 PERCENT OF               PERCENT OF
                                                  LOANS IN                LOANS IN
                                     ALLOWANCE      EACH     ALLOWANCE      EACH
                                     FOR LOAN     CATEGORY   FOR LOAN     CATEGORY
                                     AND LEASE    TO TOTAL   AND LEASE    TO TOTAL
                                      LOSSES        LOANS     LOSSES       LOANS
                                     ---------   ----------  ---------    --------
                     Commercial...     $1,668       53.64%     $1,710       35.33%
                     Real Estate..      1,320       37.20%      1,436       43.94%
                     Construction.        400        5.30%        612       15.34%
                     Installment..         95        3.86%        477        5.39%
                     Unallocated..        347         N/A         558          N/A
                                      -------                 -------
                       Total......     $3,830      100.00%     $4,793      100.00%
                                       ======      ======      ======      ======


         Credit Risk Management. The risk of nonpayment of loans is an inherent aspect of commercial banking. The degree of perceived risk is taken into account in establishing the structure of, and interest rates and security for, specific loans and various types of loans. The Company strives to minimize its credit risk exposure by its credit underwriting standards and loan policies and procedures. Management continually evaluates the credit risks of such loans and believes it has provided adequately for the credit risks associated with these loans. The Company has implemented and expects to continue to implement and update new policies and procedures to maintain its credit risk management systems.

PREMISES AND EQUIPMENT, ACCRUED INTEREST AND OTHER ASSETS AND GOODWILL

    Premises and equipment, accrued interest and other assets and goodwill were $16,777,000 as of December 31, 1996, an increase of $4,676,000 or 38.64% from
$12,101,000 as of December 31, 1995. The increase was primarily due to $3,756,000 of such assets acquired in the RB Merger, including $2,330,000 of goodwill. In addition, a net deferred tax asset of $1,320,000 was recorded during 1996. See "Results of Operations -- Income Taxes."

DEPOSITS

      Average deposits were $240,884,000 for the year ended December 31, 1996, an increase of $60,491,000 or 33.53% from $180,393,000 of average deposits for the year ended December 31, 1995. Average deposits of $180,393,000 for the year ended December 31, 1995 had increased $30,112,000 or 20.04% from $150,281,000 for the year ended December 31, 1994. As of December 31, 1996, total deposits were $264,521,000, representing an increase of $78,857,000 or 42.47% from $185,664,000 in total deposits as of December 31, 1995. The increase in deposits during 1996 was primarily due to the $54,920,000 in deposits acquired from RB Bancorp combined with significant internal growth throughout the other FPNB branches. As of December 31, 1995, total deposits were $185,664,000, representing an increase of $39,221,000 or 26.78% from $146,443,000 in total deposits as of December 31, 1994. The increase in deposits during 1995 was primarily due to the $39,098,000 in deposits acquired from Overland.

      The Company has historically maintained demand deposits of greater than 50% of total deposits, largely due to its strategy of targeting the deposits of small to medium-sized businesses and professionals and its practice of encouraging business borrowers to maintain compensating balances. For the year ended December 31, 1996, average demand deposits were $156,362,000 or 64.91% of average deposits. For the year ended December 31, 1995, average demand deposits were $117,325,000 or 65.04% of average deposits. Average noninterest-bearing demand deposits accounted for 21.97% of average deposits for the year ended December 31, 1996, 20.64% of average deposits for the year ended December 31, 1995 and 18.48% of average deposits for the year ended December 31, 1994.

    Average interest-bearing deposits were $187,964,000 for the year ended December 31, 1996, representing an increase of $44,796,000 or 31.29% over the $143,168,000 in average interest-bearing deposits for the year ended December 31, 1995. The increase in average interest-bearing deposits during 1996 was primarily due to the $43,982,000 of interest-bearing deposits acquired from RB Bancorp on April 1, 1996, which were outstanding for nine months of the year. Average interest-bearing deposits were $143,168,000 for the year ended December 31, 1995, representing an increase of $20,662,000 or 16.87% over the $122,506,000 in average interest-bearing deposits for the year ended December 31, 1994. The increase in average interest-bearing deposits during 1995 was primarily due to the $29,799,000 of interest-bearing deposits acquired from Overland on April 1, 1995, which were outstanding for nine months of the year. See "Net Interest Income."

    The Company's ratios of average Core Deposits to average deposits were 90.05%, 91.56% and 93.84%, as of December 31, 1996, 1995 and 1994, respectively.
Substantially all of the certificates of deposit of $100,000 and over are held by customers who have or have had other business relationships with the Company and who reside within its market area.

    The following table presents the Company's average deposits and the average rate paid for each category of deposits for the periods indicated.

                           AVERAGE DEPOSIT INFORMATION
                             (DOLLARS IN THOUSANDS)

                                                             DECEMBER 31,
                                  ------------------------------------------------------------------
                                            1996                  1995                 1994
                                  ----------------------  -------------------  ---------------------
                                      AVERAGE    AVERAGE    AVERAGE    AVERAGE   AVERAGE     AVERAGE
                                     AMOUNT OF    RATE     AMOUNT OF    RATE    AMOUNT OF     RATE
                                    DEPOSITS(1)  PAID(2)   DEPOSITS(1) PAID(2)  DEPOSITS(1)  PAID(2)
                                   ------------  -------   ----------- -------  -----------  -------
       Noninterest-bearing
       demand deposits..........   $  52,920        N/A    $ 37,225      N/A     $ 27,775       N/A

       Interest-bearing demand
         deposits...............     103,442       2.08%     80,100     1.95%      74,695     1.63%
       Savings deposits.........      17,689       1.97%     13,898     1.98%      11,864     1.95%
       Certificates of deposit:
         Under $100,000.........      42,876       5.12%     33,953     5.18%      26,693     3.31%
         $100,000 or more.......      23,957       5.50%     15,217     5.72%       9,254     3.56%
                                   ---------               --------               -------
       Total certificates of
         deposit................      66,833                 49,170                35,947
                                   ---------               --------              --------
       Total Average  Deposits...  $ 240,884               $180,393              $150,281
                                   =========               ========              ========

---------------
(1) Averages are daily averages.
(2) Rates are annualized.


    The following table presents the maturity schedule of certificates of deposit of $100,000 or more as of December 31, 1996.

                      CERTIFICATES OF DEPOSIT OVER $100,000
                             (DOLLARS IN THOUSANDS)

                        Three months or less.......       $16,010
                        Over three through six months.      6,958
                        Over six through 12 months....      3,864
                        Over 12 months................        587
                                                          -------
                          Total.......................    $27,419
                                                          =======

FINANCIAL RATIOS

    The following table presents certain financial ratios for the periods indicated.

                           RETURN ON EQUITY AND ASSETS

                                                              YEARS ENDED DECEMBER 31,
                                                          -----------------------------
                                                            1996        1995       1994
                                                            ----        ----       ----
             Return on average total assets(1)..            1.58%      0.95%      0.20%
             Return on average equity(1)........           22.38%     12.98%      4.36%
             Dividend payout ratio..............            0.00%      0.00%      0.00%
             Average equity to average total  assets(1).    7.08%      7.32%      4.74%

---------------
(1) Averages are daily averages

CAPITAL RESOURCES

    The Company engages in an ongoing assessment of its capital needs in order to maintain an adequate level of capital to support its growth and protect depositors. This assessment is based on the Company's evaluation of the capital needed to effect its business plans and to meet regulatory requirements. The Company's two sources of capital are internally generated funds and the capital markets. Historically, the Company relied primarily on internally generated capital.

    On December 31, 1997, the holders of the Debentures will receive cash in the principal amount, or, if the conversion rights are exercised, 100 shares of Common Stock (subject to antidilutive adjustments) for each $1,000 principal of Debentures, reflecting an effective conversion price of $10 per share, subject to the limitation that the fair market value of the number of shares of Common Stock received by the holder of a Debenture shall not exceed twice the principal amount of the Debenture. If the trading price of Common Stock remains above the $10 conversion price of the Debentures, management of the Company expects that the majority of the Debentures will be converted, adding to the Company's capital. However, there is no guarantee that Common Stock will continue to trade above $10, and if it does not, and the holders of the Debentures choose not to exercise their conversion rights, FP Bancorp would use available cash to make payments to the holders of the Debentures. In the event that the amount of cash available at FP Bancorp is not sufficient to make all required payments to holders of the Debentures, the Company would receive a dividend from FPNB, which would cause FPNB's capital to decline. See "Liquidity and Asset/Liability Management."

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

    The FRB and the Comptroller adopted risk-based capital adequacy guidelines effective March 15, 1989. These guidelines established a "Risk-based Capital Ratio" determined by allocating assets and specified off-balance sheet commitments into weighted categories, with higher levels of capital required for the activities perceived as representing a greater risk. The guidelines also require increased capital levels. The ratio of total qualifying capital to weighted risk assets must equal at least 8%. Of the total 8%, at least 4% of the total qualifying capital to weighted risk assets must be "Tier 1" or core capital consisting primarily of equity stock. In addition, the FRB, the Comptroller and the FDIC adopted Leverage Ratio requirements effective January 1, 1991 which require the Company to maintain a minimum core capital of at least 4% of its assets.

    As of December 31, 1996, the Company met all regulatory capital ratio requirements and was considered "adequately capitalized" in accordance with FDICIA.

    The following table presents the capital levels and ratios as of December 31, 1996. The Company information is based on the FRB risk-based capital adequacy rules and leverage requirements.

                               REGULATORY CAPITAL
                             (DOLLARS IN THOUSANDS)

                                               DECEMBER 31, 1996
                                             ----------------------
                                                AMOUNT       RATIO
           LEVERAGE RATIOS:
           Tier 1 capital..................   $ 16,965        5.54%
           Minimum required................     12,249        4.00%
                                              --------        -----
            Excess.........................   $  4,716        1.54%
                                              ========        =====
                     Total Assets(1).......          $306,215

           RISK-BASED CAPITAL RATIOS:
           Tier 1 capital..................   $ 16,965        7.47%
           Minimum required................      9,088        4.00%
                                                ------        -----
            Excess.........................   $  7,877        3.47%
                                                ======        =====
           Total capital...................   $ 19,808        8.72%
           Minimum required................     18,175        8.00%
                                                ------        -----
            Excess.........................   $  1,633        0.72%
                                              ========        =====
                     Total Risk-weighted Assets..    $227,189

---------------
(1) Does not include unrealized gains on investment securities available for sale, goodwill and discount on loans acquired.

    Because the RB Bancorp Merger was a cash purchase, no additional capital was created as a result of the transaction. Therefore, the Company's and FPNB's capital ratios decreased in the short term as a result of the RB Bancorp Merger. FPNB and the Company were both adequately capitalized immediately after the RB Bancorp Merger.

ITEM 7.      FINANCIAL STATEMENTS.

                              FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Independent Auditor's Report                                               F-1
Consolidated Balance Sheets at December 31, 1996 and
      December 31, 1995                                                    F-2
Consolidated Statements of Earnings for the Years
      Ended December 31, 1996, 1995 and 1994                               F-3
Consolidated Statements of Stockholders' Equity for
      the Years Ended December 31, 1996, 1995 and 1994                     F-4
Consolidated Statements of Cash Flows for the Years
      Ended December 31, 1996, 1995 and 1994                               F-5
Notes to Consolidated Financial Statements                                 F-6


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
FP Bancorp, Inc.
Escondido, California:


     We have audited the accompanying consolidated balance sheets of FP Bancorp, Inc. and subsidiary (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FP Bancorp, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP


San Diego, California
January 21, 1997

                         FP BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,
-----------------------------------------------------------------------------------------------------------
ASSETS                                                                         1996                1995
-----------------------------------------------------------------------------------------------------------
Cash and due from banks (note 3)                                          $  22,919,000       $  14,293,000
Federal funds sold                                                                  -             2,000,000
Investment securities available-for-sale, at fair value (note 4)             47,405,000          27,581,000
Investment securities held-to-maturity, at amortized cost (note 4)            9,279,000           7,753,000
Loans, net of allowance for loan losses of $3,121,000 and $2,013,000
in 1996 and 1995, respectively (note 5)                                     210,876,000         141,930,000
Other real estate owned, net (note 6)                                         1,329,000           3,139,000
Premises and equipment, net (note 7)                                          7,672,000           6,550,000
Goodwill, net (note 2)                                                        3,431,000           1,603,000
Accrued interest and other assets                                             5,674,000           3,948,000
-----------------------------------------------------------------------------------------------------------
Total assets                                                              $ 308,585,000       $ 208,797,000
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------
Deposits (notes 4 and 8):
Noninterest-bearing                                                       $  59,541,000       $  41,234,000
Interest-bearing                                                            204,980,000         144,430,000
-----------------------------------------------------------------------------------------------------------
Total deposits                                                              264,521,000         185,664,000
-----------------------------------------------------------------------------------------------------------
Federal funds purchased                                                      11,802,000                 -
Other borrowings                                                              4,950,000                 -
Convertible subordinated debentures (note 9)                                  4,575,000           4,575,000
Accrued expenses and other liabilities                                        1,759,000           1,725,000
-----------------------------------------------------------------------------------------------------------
Total liabilities                                                           287,607,000         191,964,000
-----------------------------------------------------------------------------------------------------------
Stockholders' equity (notes 12 and 13):
Common stock, par value $.001, authorized 4,000,000 shares;
  issued and outstanding 2,653,641 and 2,650,811 shares
  in 1996 and 1995, respectively                                                  3,000               3,000
Additional paid-in capital                                                   24,571,000          24,556,000
Accumulated deficit                                                          (3,702,000)         (7,910,000)
Receivable from ESOP (note 14)                                                      -              (100,000)
Unrealized net gains on investment securities
  available-for-sale (note 4)                                                   106,000             284,000
-----------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                   20,978,000          16,833,000
-----------------------------------------------------------------------------------------------------------
Commitments, contingencies and subsequent events
  (notes 14,15,16,17,18 and 19)
Total liabilities and stockholders' equity                                $ 308,585,000       $ 208,797,000
===========================================================================================================

See accompanying notes to consolidated financial statements.

                         FP BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                       Years ended December 31,
--------------------------------------------------------------------------------------------
                                                1996               1995              1994
--------------------------------------------------------------------------------------------
Interest income:
Interest and fees on loans (note 5)        $ 19,082,000       $ 14,851,000       $11,364,000
Federal funds sold                              505,000            422,000           120,000
Interest-earning deposits                         6,000             19,000             4,000
Investment securities (note 4):
 Taxable                                      2,650,000          1,783,000         1,185,000
 Exempt from Federal income tax                     -                  -              45,000
--------------------------------------------------------------------------------------------
Total interest income                        22,243,000         17,075,000        12,718,000
--------------------------------------------------------------------------------------------
Interest expense:
Deposits (note 8)                             6,010,000          4,467,000         2,660,000
Other (note 9)                                  507,000            487,000           485,000
--------------------------------------------------------------------------------------------
Total interest expense                        6,517,000          4,954,000         3,145,000
--------------------------------------------------------------------------------------------
Net interest income                          15,726,000         12,121,000         9,573,000
Provision for loan losses (note 5)              700,000            600,000               -
--------------------------------------------------------------------------------------------
Net interest income after provision
  for loan losses                            15,026,000         11,521,000         9,573,000
--------------------------------------------------------------------------------------------
Other operating income:
Service charges                               1,743,000          1,449,000           993,000
Other                                           416,000            357,000           321,000
--------------------------------------------------------------------------------------------
Total other operating income                  2,159,000          1,806,000         1,314,000
--------------------------------------------------------------------------------------------
Other operating expenses:
Salaries and employee benefits                6,615,000          5,521,000         4,686,000
Professional services                         1,907,000          1,840,000         1,710,000
Occupancy, net                                1,401,000          1,164,000         1,324,000
Furniture and equipment                       1,112,000            838,000           667,000
Other real estate owned, net                    508,000            745,000           625,000
Office supplies                                 572,000            384,000           310,000
Promotional                                     487,000            361,000           206,000
FDIC assessment                                  34,000            252,000           444,000
Loss on sale of investment securities           147,000            158,000               -
Amortization of goodwill                        255,000             80,000               -
Other                                           861,000            901,000           583,000
--------------------------------------------------------------------------------------------
Total other operating expenses               13,899,000         12,244,000        10,555,000
--------------------------------------------------------------------------------------------
Earnings before income tax benefit            3,286,000          1,083,000           332,000
Income tax benefit (note 11)                   (922,000)          (828,000)              -
--------------------------------------------------------------------------------------------
Net earnings                               $  4,208,000       $  1,911,000       $   332,000
============================================================================================
Primary earnings per share                        $1.54               $.77              $.26
============================================================================================
Fully diluted earnings per share                  $1.42               $.72              $.26
============================================================================================



See accompanying notes to consolidated financial statements.

                         FP BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                         Years ended December 31,
-------------------------------------------------------------------------------------------------------------
                                                                 1996              1995              1994
-------------------------------------------------------------------------------------------------------------
Common Stock:
Balance at beginning of year
(2,650,811, 1,821,879 and 1,213,479 shares,
  respectively)                                            $      3,000       $      2,000       $      1,000
Private offering issuances, net (608,400 shares)                    -                  -                1,000
Common stock issued in merger (826,132 shares)                      -                1,000                -
-------------------------------------------------------------------------------------------------------------
Balance at end of year
(2,653,641, 2,650,811 and 1,821,879 shares,
  respectively)                                                   3,000              3,000              2,000
-------------------------------------------------------------------------------------------------------------
Additional Paid-in Capital:
Balance at beginning of year                                 24,556,000         20,287,000         17,254,000
Private offering issuances, net                                     -                  -            3,033,000
Exercise of stock options                                        15,000             15,000                -
Common stock issued in merger                                       -            4,254,000                -
-------------------------------------------------------------------------------------------------------------
Balance at end of year                                       24,571,000         24,556,000         20,287,000
-------------------------------------------------------------------------------------------------------------
Accumulated Deficit:
Balance at beginning of year                                 (7,910,000)        (9,821,000)       (10,153,000)
Net earnings                                                  4,208,000          1,911,000            332,000
-------------------------------------------------------------------------------------------------------------
Balance at end of year                                       (3,702,000)        (7,910,000)        (9,821,000)
-------------------------------------------------------------------------------------------------------------
Receivable from ESOP:
Balance at beginning of year                                   (100,000)          (133,000)          (167,000)
Payments from ESOP                                              100,000             33,000             34,000
-------------------------------------------------------------------------------------------------------------
Balance at end of year                                              -             (100,000)          (133,000)
-------------------------------------------------------------------------------------------------------------
Unrealized Net Gains (Losses) on
  Investment Securities Available-for-sale:
Balance at beginning of year                                    284,000           (515,000)               -
Change in net unrealized gains (losses) on investment
  securities available-for-sale                                (178,000)           799,000           (515,000)
-------------------------------------------------------------------------------------------------------------
Balance at end of year                                          106,000            284,000           (515,000)
-------------------------------------------------------------------------------------------------------------
Total                                                      $ 20,978,000       $ 16,833,000       $  9,820,000
=============================================================================================================

See accompanying notes to consolidated financial statements.

                          FP BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Years ended December 31,
-------------------------------------------------------------------------------------------------------------
                                                                 1996             1995               1994
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net earnings                                               $  4,208,000       $  1,911,000       $    332,000
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
Depreciation and amortization                                 1,249,000            943,000            878,000
Benefit for deferred taxes                                     (922,000)          (828,000)               -
Provision for loan losses                                       700,000            600,000                -
Provision for losses on other real
  estate owned                                                  409,000            537,000            455,000
Gain on sale of other real estate owned                         (17,000)          (213,000)           (81,000)
Loss (gain) on sale of investment
  securities available-for-sale                                 147,000            158,000            (18,000)
(Increase) decrease in other assets and
  other liabilities                                            (713,000)        (1,237,000)           419,000
Increase (decrease) in deferred loan
  origination fees                                               95,000            239,000           (124,000)
-------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                     5,156,000          2,110,000          1,861,000
-------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
(Increase) decrease in loans outstanding                    (27,886,000)         1,705,000         (8,909,000)
Proceeds from sale of other real
  estate owned                                                2,464,000          6,107,000          2,648,000
Net maturities of interest-earning
  deposits                                                      495,000          1,853,000            887,000
Maturities of investment securities
  available-for-sale                                          4,504,000          3,215,000          1,789,000
Maturities of investment
  securities held-to-maturity                                   446,000          1,274,000            365,000
Purchase of investment
  securities available-for-sale                             (43,244,000)       (24,859,000)        (1,000,000)
Purchase of investment securities
  held-to-maturity                                           (1,997,000)        (1,871,000)        (1,859,000)
Proceeds from sale of investment securities
  available-for-sale                                         21,555,000         15,077,000          2,198,000
Payments from ESOP                                              100,000             33,000             34,000
Net capital expenditures for premises
  and equipment                                                (973,000)          (682,000)          (206,000)
Net cash acquired in merger                                   5,302,000          5,366,000                -
-------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing
  activities                                                (39,234,000)         7,218,000         (4,053,000)
-------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Net increase (decrease) in interest-bearing
  deposits                                                   16,568,000         (3,784,000)        (7,843,000)
Net increase in noninterest-bearing
  deposits                                                    7,369,000          3,907,000          1,282,000
Increase (decrease) in Federal funds
  purchased and other borrowings                             16,752,000         (2,800,000)         2,800,000
Proceeds from exercise of stock options                          15,000             15,000                -
Net proceeds from private offering                                  -                  -            3,034,000
-------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing
  activities                                                 40,704,000         (2,662,000)          (727,000)
-------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
  equivalents                                                 6,626,000          6,666,000         (2,919,000)
Cash and cash equivalents at beginning of
  period                                                     16,293,000          9,627,000         12,546,000
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of
  period                                                   $ 22,919,000       $ 16,293,000       $  9,627,000
=============================================================================================================
Supplemental disclosure of cash flow
  information:
Cash paid during the year for:
Interest                                                   $  6,565,000       $  4,781,000       $  2,788,000
Income taxes                                               $     43,000       $     72,000       $        -
=============================================================================================================
Supplemental disclosure of noncash
  investing and financing activities:
Transfer from loans to other real estate owned             $    737,000       $  2,951,000       $  4,524,000
=============================================================================================================
Loans to facilitate sale of other real estate owned        $     94,000       $     62,000       $  1,200,000
=============================================================================================================
Common stock issued in merger                              $          -       $  4,255,000       $        -
=============================================================================================================
Transfer from other real estate owned to
  bank premises                                            $          -       $          -       $    460,000
=============================================================================================================
Transfer of investment securities from
  held-to-maturity to available-for-sale                   $          -       $  8,450,000       $ 11,792,000
=============================================================================================================
Change in net unrealized gains (losses) on investment
  securities available-for-sale                            $   (178,000)      $    799,000       $   (515,000)
=============================================================================================================

See accompanying notes to consolidated financial statements.

1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of FP Bancorp, Inc. ("FP Bancorp") and its subsidiary (collectively, the "Company") conform to generally accepted accounting principles and to general practice within the banking industry. The following is a description of the more significant of the policies.

(a)  Principles of Consolidation:

The consolidated financial statements include the accounts of FP Bancorp and its wholly-owned subsidiary, First Pacific National Bank ("FPNB"). All material intercompany accounts and transactions have been eliminated in the consolidated financial statements. The parent company financial statements are presented using the equity method of accounting (note 20).

The Company's consolidated financial statements as of and for the year ended December 31, 1996 include combined operations with RB Bancorp and its wholly-owned subsidiary for the nine-month period from April 1, 1996 through December 31, 1996 (note 2).

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

(c)  Investment Securities:

Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at time of purchase to hold securities until maturity, they are classified as held-to-maturity. Investment securities held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts over the period to maturity of the related security using the interest method. Securities to be held for indefinite periods of time, but not necessarily to be held-to-maturity or on a long-term basis are classified as available-for-sale and carried at fair value with unrealized gains or losses reported as a separate component of stockholders' equity, net of applicable income taxes. Realized gains or losses on the sale of securities available-for-sale, if any, are determined using the amortized cost of the specific securities sold. Securities available-for-sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, prepayment risk and other related factors. Securities are individually evaluated for appropriate classification, when acquired; consequently, similar types of securities may be classified differently depending on factors existing at the time of purchase.

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

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("Statement 114") and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("Statement 118") on a prospective basis. Under the provisions of Statement 114, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Statement 114 defines methods of measuring impairment and, if the measure of the impaired loan is less than the recorded investment in the loan, it requires a creditor to create a valuation allowance with a corresponding charge to the provision for loan losses. Statement 118 amends Statement 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans. In addition, Statement 118 amends certain disclosure requirements of Statement 114. The adoption of Statements 114 and 118 had no material effect on the Company's financial condition or results of operations.

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

(h)  Goodwill:

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally twelve to fifteen years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

(i)  Debenture Costs:

Debenture costs are amortized over the term of the debenture using the interest method.

(j)  Income Taxes:

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(k)  Earnings Per Share:

Primary earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents and are included in the primary net earnings per share calculation for that period unless the effect is determined to be antidilutive. The weighted average numbers of shares used for the primary earnings per share calculations were 2,724,000, 2,483,000 and 1,262,000 in 1996, 1995 and 1994, respectively.

Fully diluted earnings per share is computed by dividing net earnings (adjusted for interest expense on the convertible subordinated debentures and unamortized debenture costs) by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities. The subordinated convertible debentures are considered to be other potentially dilutive securities and are included in the earnings per share calculations unless the effect is determined to be antidilutive. The weighted average numbers of shares used for the fully diluted earnings per share calculations were 3,206,000, 3,019,000 and 1,269,000 in 1996, 1995 and 1994, respectively.

(l)  Use of Estimates:

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(m)  Stock Options:

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net earnings and pro forma net earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of Statement 123.

 (n)  New Accounting Standards:

In June 1996, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("Statement 125"). Statement 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings.

Management of the Company does not expect that adoption of Statement 125 will have a material impact on the Company's financial position, results of operations or liquidity.

(o)  Reclassifications:

Certain 1995 and 1994 amounts have been reclassified to conform to the presentation used in 1996.


2)  MERGERS AND ACQUISITIONS

(a)  Overland Bank:

On April 1, 1995, the Company completed the merger of Overland into FPNB (the "Overland Merger") for a net purchase price of $5,446,000, including acquisition costs of $1,191,000. The acquisition was recorded using the purchase method of accounting. Under this method of accounting, the purchase price was allocated to the respective assets acquired with a fair value of $43,419,000 and liabilities assumed with a fair value of $39,656,000 at the date of the purchase transaction. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. Pursuant to the merger agreement, all of the outstanding shares of Overland common stock were converted into newly issued shares of Company common stock. The number of shares of Company common stock issued upon the conversion of each share of Overland common stock was
 .1006 shares, resulting in the issuance of 826,132 shares of Company common stock.

(b)  RB Bancorp:

On April 1, 1996, the Company completed the merger of RB Bancorp and its wholly-owned subsidiary, The Bank of Rancho Bernardo, with and into FPNB. The acquisition was recorded using the purchase method of accounting. Under this method of accounting, the purchase price was allocated to the respective assets acquired with a fair value of $60,572,000 and liabilities assumed with a fair value of $55,552,000 at the date of the purchase transaction. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill, including $257,000 in acquisition costs. Pursuant to the merger agreement, shareholders of RB Bancorp received $7,350,000 in cash for the exchange of all outstanding RB Bancorp shares. The amount of consideration was determined by negotiations between the Company and RB Bancorp.

The unaudited consolidated information below indicates on a pro forma basis the results of operations if RB Bancorp had been acquired by the Company as of January 1, 1995 and if Overland had been acquired by the Company on January 1, 1994.

                                                  December 31,
------------------------------------------------------------------------
                                            1996                 1995
------------------------------------------------------------------------
Net interest income                   $   16,438,000      $   15,756,000
Net earnings                          $    4,266,000      $    2,461,000
Primary earnings per share                     $1.57                $.99
Fully diluted earnings per share               $1.44                $.90

3)  RESTRICTIONS ON CASH AND DUE FROM BANKS

The Company is required to maintain reserve balances with the Federal Reserve Bank. The average amount held at the Federal Reserve Bank for the year ended December 31, 1996 was approximately $2,716,000.

4)  INVESTMENT SECURITIES

a) Investment Securities Available-for-sale:

Mortgage-backed securities are fully guaranteed by the U.S. government. The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities available-for-sale as of December 31, 1996 and 1995 were as follows:

                                                        1996
------------------------------------------------------------------------------------------
                                                   Gross          Gross
                                 Amortized      Unrealized     Unrealized
                                    Cost           Gains         Losses        Fair Value
------------------------------------------------------------------------------------------
U.S. Government agencies        $ 9,989,000      $ 73,000      $     -         $10,062,000
Mortgage-backed securities       35,223,000       169,000       (136,000)       35,256,000
Equity bank stock                 2,087,000           -              -           2,087,000
------------------------------------------------------------------------------------------
Total                           $47,299,000      $242,000      $(136,000)      $47,405,000
==========================================================================================


                                                        1995
-----------------------------------------------------------------------------------------
                                                   Gross         Gross
                                 Amortized      Unrealized     Unrealized
                                    Cost           Gains         Losses        Fair Value
-----------------------------------------------------------------------------------------
U.S. Government agencies        $11,285,000      $139,000      $(45,000)      $11,379,000
Mortgage-backed securities       15,472,000       208,000       (18,000)       15,662,000
Equity bank stock                   540,000           -             -             540,000
-----------------------------------------------------------------------------------------
Total                           $27,297,000      $347,000      $(63,000)      $27,581,000
=========================================================================================

The maturity distribution based on the amortized cost and fair value (excluding equity bank stock) of investment securities available-for-sale as of December 31, 1996 by contractual maturity is shown below. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Maturity Distribution
------------------------------------------------------------------------
                                              Amortized
                                                 Cost         Fair Value
------------------------------------------------------------------------
Due after five years through ten years      $ 8,989,000      $ 9,055,000
Over ten years                                1,000,000        1,007,000
------------------------------------------------------------------------
                                              9,989,000       10,062,000
Mortgage-backed securities                   35,223,000       35,256,000
------------------------------------------------------------------------
Total                                       $45,212,000      $45,318,000
========================================================================


Investment securities available-for-sale with a principal balance of $22,568,000 and $4,246,000 were pledged as security for public deposits and other purposes as required by various statutes and agreements as of December 31, 1996 and 1995, respectively. Proceeds from the sale of investment securities available-for-sale during 1996 and 1995 were $21,555,000 and $15,077,000, respectively. Gross losses of ($147,000) and ($158,000), respectively, were realized on those sales. Cost was determined in computing the realized loss using the specific identification method.

b)  Investment Securities Held-to-maturity:

Mortgage-backed securities are fully guaranteed by the U.S. government. The amortized cost, gross unrealized gains and losses and fair value of investment securities held-to-maturity as of December 31, 1996 and 1995 were as follows:

                                                                      1996
------------------------------------------------------------------------------------------------------
                                             Gross         Gross
                                           Amortized     Unrealized        Unrealized
                                             Cost          Gains             Losses         Fair Value
------------------------------------------------------------------------------------------------------
U.S. Government agencies                  $1,000,000   $        -         $    (5,000)      $  995,000
Step up notes                                997,000            -                 -            997,000
Mortgage-backed securities                 7,079,000            -            (101,000)       6,978,000
Corporate notes                              203,000          8,000               -            211,000
------------------------------------------------------------------------------------------------------
Total                                     $9,279,000      $   8,000       $  (106,000)      $9,181,000
======================================================================================================

                                                        1995
---------------------------------------------------------------------------------------
                                                 Gross          Gross
                                 Amortized     Unrealized    Unrealized
                                    Cost         Gains         Losses        Fair Value
---------------------------------------------------------------------------------------
Mortgage-backed securities      $7,549,000      $   -        $(108,000)      $7,441,000
Corporate notes                    204,000       14,000            -            218,000
---------------------------------------------------------------------------------------
Total                           $7,753,000      $14,000      $(108,000)      $7,659,000
=======================================================================================


The maturity distribution based on amortized cost and fair value of investment securities held-to-maturity as of December 31, 1996 by contractual maturity is shown below. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              Maturity Distribution
-----------------------------------------------------------------------
                                           Amortized Cost    Fair Value
-----------------------------------------------------------------------
Due after one year through five years       $  203,000      $  211,000
Due after five years through ten years       1,000,000         995,000
Over ten years                                 997,000         997,000
Mortgage-backed securities                   7,079,000       6,978,000
-----------------------------------------------------------------------
Total                                       $9,279,000      $9,181,000
======================================================================

Investment securities held-to-maturity with a principal amount of $6,089,000 and $4,063,000 were pledged as security for public deposits and other purposes as required by various statutes and agreements as of December 31, 1996 and 1995, respectively. There were no sales of investment securities held-to-maturity during 1996, 1995 or 1994.

c)  Interest Income on Investment Securities:

The following table presents interest income on investment securities for the years ended December 31, 1996, 1995 and 1994:

                                                  1996            1995            1994
----------------------------------------------------------------------------------------
Investment Securities Available-for-sale      $2,182,000      $  915,000      $  373,000
Investment Securities Held-to-maturity           468,000         868,000         857,000
----------------------------------------------------------------------------------------
Total                                         $2,650,000      $1,783,000      $1,230,000
========================================================================================

d)  Portfolio Reclassification:

In November 1995, the FASB issued a special report called "A Guide to Implementation of Statement 115 in Accounting for Certain Investments in Debt and Equity Securities"(the "Guide"). In accordance with the provisions of the Guide, the Company elected to reclassify certain of its investment securities from held-to-maturity to available-for-sale. On December 31, 1995, the Company reclassified $8,450,000 from investment securities held-to-maturity to investment securities available-for-sale.

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

There were no derivatives included in investment securities available-for-sale as of December 31, 1996. Derivatives included in investment securities held-to-maturity were $997,000 as of December 31, 1996. There were no derivatives included in investment securities available-for-sale and investment securities held-to-maturity as of December 31, 1995.


5) LOANS
Loans were comprised of the following as of December 31, 1996 and 1995:

                                         1996              1995
------------------------------------------------------------------
Commercial                          $ 80,894,000      $ 62,867,000
Real estate                          108,530,000        68,448,000
Construction                          14,507,000         6,204,000
Installment                           12,371,000         7,515,000
------------------------------------------------------------------
Total loans                          216,302,000       145,034,000
Less allowance for loan losses         3,121,000         2,013,000
Less deferred loan fees                  662,000           567,000
Less discount                          1,643,000           524,000
------------------------------------------------------------------
Net loans                           $210,876,000      $141,930,000
==================================================================



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

The maturity distribution of the loan portfolio as of December 31, 1996 was as follows:

Within one year        $  70,631,000
One to five years         83,768,000
After five years          61,903,000
------------------------------------
Total                   $216,302,000
====================================

The sensitivity of loans to changes in interest rates as of December 31, 1996 was as follows:

Fixed rate loans       $  70,207,000
Variable rate loans      146,095,000
------------------------------------
Total                   $216,302,000
====================================

The Company has established a monitoring system for its loans in order to identify potential problem loans and to permit the periodic evaluation of impairment and the adequacy of the allowance for loan losses in a timely manner. Impaired loans included in the Company's loan portfolio as of December 31, 1996 and 1995 were $2,506,000 and $1,449,000, respectively, which had an aggregate specific related allowance amounts of $358,000 and $173,000, respectively. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market prices of the impaired loan or (iii) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment of the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for loan losses. During 1996 and 1995, the average balances of impaired loans were $2,489,000 and $2,402,000, respectively. During 1996 and 1995, respectively, $65,000 and $81,000 of interest was recognized on these loans during the period of impairment on a cash basis in accordance with Company policy.

As of December 31, 1996, troubled debt restructurings ("TDR's") amounted to $717,000. The Company has not committed to lend any additional funds to those borrowers under TDR's, and TDR's are current in accordance with their modified terms. Interest recorded on the TDR's was $64,000 for the year ended December 31, 1996. There were no TDR's as of December 31, 1995.

A summary of the activity in the allowance for loan losses, which includes provisions for impaired loans, for the years ended December 31, 1996, 1995 and 1994 was as follows:

                                         1996              1995              1994
------------------------------------------------------------------------------------
Balance as of beginning of year      $ 2,013,000       $ 2,666,000       $ 3,830,000
Provision charged to expense             700,000           600,000               -
Allowance acquired                     1,290,000           803,000               -
Loan charge-offs                      (1,418,000)       (2,453,000)       (1,461,000)
Loan recoveries                          536,000           397,000           297,000
------------------------------------------------------------------------------------
Balance as of end of year            $ 3,121,000       $ 2,013,000       $ 2,666,000
====================================================================================

The allowance for loan losses is subjective and may be adjusted in the future because of changes in economic conditions and the repayment abilities of the borrowers. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance. These agencies may require the Company to recognize additions to the allowance based on their judgments related to information available to them at the time of their examinations.

Loans on nonaccrual amounted to $1,374,000, $735,000 and $2,587,000 as of December 31, 1996, 1995 and 1994, respectively. Interest income of $111,000, $52,000 and $122,000 would have been recorded for the years ended December 31, 1996, 1995 and 1994, respectively, if nonaccrual loans had been on a current basis, in accordance with their original terms. Interest income of $65,000, $49,000, and $207,000 was recognized on loans subsequently transferred to nonaccrual status as of December 31, 1996, 1995 and 1994, respectively.

In the normal course of business, the Company has made loans to certain directors, executive officers and their affiliates under terms consistent with their general lending policies. An analysis of this activity during 1996 is summarized as follows:

Loan balances as of December 31, 1995      $4,270,000
Additions                                   5,287,000
Collections                                (3,909,000)
-----------------------------------------------------
Loan balances as of December 31, 1996      $5,648,000
=====================================================

The Company has also extended additional commitments to these directors, executive officers and their affiliates totaling approximately $1,795,000 as of December 31, 1996.


6) OTHER REAL ESTATE OWNED

Other real estate owned was comprised of the following as of December 31, 1996 and 1995:

                                                1996            1995
-----------------------------------------------------------------------
Real estate acquired through settlement
  of loans                                   $2,214,000      $4,019,000
Less allowance for possible losses              885,000         880,000
-----------------------------------------------------------------------
Total                                        $1,329,000      $3,139,000
=======================================================================

A summary of the changes in the allowance for possible losses on other real estate owned for the years ended December 31, 1996, 1995 and 1994 follows:

                                         1996           1995            1994
------------------------------------------------------------------------------
Balance as of beginning of year      $ 880,000       $ 808,000       $ 820,000
Provision charged to expense           409,000         537,000         455,000
Charge-offs                           (404,000)       (465,000)       (467,000)
------------------------------------------------------------------------------
Balance as of end of year            $ 885,000       $ 880,000       $ 808,000
==============================================================================

7)  PREMISES AND EQUIPMENT

Premises and equipment were comprised of the following as December 31, 1996 and 1995:

                                            1996             1995
-------------------------------------------------------------------
Land                                   $ 2,049,000      $ 2,103,000
Premises                                 3,726,000        3,087,000
Furniture, fixtures and equipment        5,804,000        4,444,000
Leasehold improvements                   1,286,000        1,236,000
-------------------------------------------------------------------
                                        12,865,000       10,870,000
Less accumulated depreciation
   and amortization                      5,193,000        4,320,000
-------------------------------------------------------------------
Total                                  $ 7,672,000      $ 6,550,000
===================================================================


8)  DEPOSITS

Interest-bearing deposits were comprised of the following as of December 31, 1996 and 1995:

                                             1996              1995
---------------------------------------------------------------------
Interest-bearing demand deposits       $ 54,695,000      $ 38,317,000
Money market deposits                    60,405,000        41,138,000
Savings deposits                         17,366,000        14,732,000
Time deposits under $100,000             45,095,000        33,110,000
Time deposits of $100,000 or more        27,419,000        17,133,000
---------------------------------------------------------------------
Total interest-bearing deposits        $204,980,000      $144,430,000
=====================================================================

The maturity distribution of time deposits of $100,000 or more as of December 31, 1996 was as follows:

Three months or less                $16,010,000
Over three through six months         6,958,000
Over six through twelve months        3,864,000
Over twelve months                      587,000
-----------------------------------------------
Total                               $27,419,000
===============================================



Interest expense on deposits was comprised of the following for the years ended December 31, 1996, 1995 and 1994:

                                            1996            1995             1994
----------------------------------------------------------------------------------
Interest-bearing demand deposits        $  459,000      $  354,000      $  340,000
Money market deposits                    1,689,000       1,211,000         877,000
Savings deposits                           348,000         275,000         231,000
Time deposits under $100,000             2,191,000       1,747,000         884,000
Time deposits of $100,000 or more        1,323,000         880,000         328,000
----------------------------------------------------------------------------------
Total interest expense on deposits      $6,010,000      $4,467,000      $2,660,000
==================================================================================

9) CONVERTIBLE SUBORDINATED DEBENTURES

During 1993, the Company completed the sale of $4,575,000 of 9% convertible subordinated debentures due December 31, 1997 (the "Debentures"). On December 31, 1997, the holders of the Debentures will receive cash in the principal amount, or, if the conversion rights are exercised, 100 shares of FP Bancorp's common stock (subject to antidilutive adjustments) for each $1,000 principal of Debentures, subject to the limitation that the fair market value of the number of shares of common stock received by the holder of a Debenture shall not exceed twice the principal amount of the Debenture. FP Bancorp invested $3,400,000 of the proceeds in FPNB, used approximately $618,000 to provide a reserve for the payment of interest on the Debentures through January 1, 1995, paid expenses of the offering and other items, and kept the remaining proceeds available for general corporate purposes including payment of interest on the Debentures.


10)  FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("Statement 107"), requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

Cash and Due From Banks and Federal Funds Sold
The carrying amount is assumed to be the fair value because of the liquidity of these instruments.

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

Deposits
Under Statement 107, the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand as of December 31, 1996 and 1995. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. No value has been assigned to the Company's long-term relationships with its deposit customers (core deposit intangible) since it is not a financial instrument as defined under Statement 107.

Federal Funds Purchased and Other Borrowings
The carrying amount is assumed to be the fair value because of the liquidity of these instruments.

Convertible Subordinated Debentures
The fair value of Debentures is estimated based on the amount of discounted future cash flows through estimated maturity using estimated market discount rates based on current borrowing rates for similar debt instruments.

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written.
The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair value is estimated as of December 31, 1996 and 1995, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

The fair values of the Company's financial instruments as of December 31, 1996 and 1995 were as follows:

                                                           1996                                  1995
----------------------------------------------------------------------------------------------------------------
                                                                  Fair Value                          Fair Value
                                             Carrying Amount      Estimates      Carrying Amount      Estimates
----------------------------------------------------------------------------------------------------------------
Financial assets:
Cash and due from banks                       $ 22,919,000      $ 22,919,000      $ 14,293,000      $ 14,293,000
Federal funds sold                                     -                 -           2,000,000         2,000,000
Investment securities available-for-sale        47,405,000        47,405,000        27,581,000        27,581,000
Investment securities held-to-maturity           9,279,000         9,181,000         7,753,000         7,659,000
Loans, net                                     210,876,000       209,035,000       141,930,000       139,384,000
Financial liabilities:
Deposits                                       264,521,000       264,688,000       185,664,000       185,835,000
Federal funds purchased and
  other borrowings                              16,752,000        16,752,000               -                 -
Convertible subordinated debentures              4,575,000         4,575,000         4,575,000         4,575,000

                                                                Fair Value                      Fair Value
                                            Contract Amount     Estimates    Contract Amount    Estimates
---------------------------------------------------------------------------------------------------------
Off-balance sheet financial instruments:
Commitments to extend credit                  $51,310,000      $1,026,000      $34,142,000      $629,000
Standby letters of credit                       3,269,000          65,000        4,334,000        87,000


11)  INCOME TAXES

The components of income taxes for the year ended December 31, 1996, 1995 and 1994 were as follows:

                                        1996              1995        1994
---------------------------------------------------------------------------
Current:
  Federal                          $   145,000       $    21,000     $    -
  State                                  7,000             2,000          -
---------------------------------------------------------------------------
Total current                          152,000            23,000          -
---------------------------------------------------------------------------
Deferred:
  Federal                              733,000           513,000          -
  State                                240,000           165,000          -
---------------------------------------------------------------------------
Total deferred                         973,000           678,000          -
---------------------------------------------------------------------------
Change in valuation allowance       (2,293,000)       (1,578,000)         -
Tax credited to goodwill               246,000            49,000          -
---------------------------------------------------------------------------
Income tax benefit                 $  (922,000)      $  (828,000)    $    -
===========================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1996 and 1995 were as follows:

                                                         1996              1995
----------------------------------------------------------------------------------
Deferred tax assets:
  Plant and equipment, principally due to
    differences in depreciation                      $   352,000       $   254,000
  Nonaccrual interest recognized as
    income for taxes but not for books                    46,000            75,000
  OREO property, principally due to
    differences in valuation of property                 281,000           174,000
  Charitable contributions not deducted for tax              -              34,000
  Net operating loss carryforwards                     3,564,000         4,323,000
  Alternative minimum and other tax
    credit carryforwards                                 355,000           289,000
  Other                                                      -             155,000
----------------------------------------------------------------------------------
  Total gross deferred tax assets                      4,598,000         5,304,000
  Less:  valuation allowance                          (1,933,000)       (4,226,000)
----------------------------------------------------------------------------------
  Net deferred tax assets                            $ 2,665,000       $ 1,078,000
==================================================================================
Deferred tax liabilities:
  Allowance for loan losses, due to
    differences in computation of loan debts         $  (151,000)      $  (178,000)
  Deferred loan costs                                   (294,000)              -
----------------------------------------------------------------------------------
  Net deferred tax liability                         $  (445,000)      $  (178,000)
==================================================================================


A reconciliation of total income taxes (benefit) for the years ended December 31, 1996, 1995 and 1994 to the amount computed by applying the applicable statutory Federal income tax rate of 34% to earnings before income taxes follows:

                                                                   1996              1995            1994
-----------------------------------------------------------------------------------------------------------
Computed expected income taxes                                $ 1,117,000       $   368,000       $ 113,000
Tax exempt income                                                     -                 -           (13,000)
Decrease in valuation allowance                                (2,293,000)       (1,578,000)       (298,000)
Benefit of operating loss carryforward, not recognized                -                 -           167,000
State taxes, net of Federal benefit                               163,000           110,000             -
Adjustment of prior year estimated liability                          -              19,000             -
Recognition of acquired tax benefits previously included
  in valuation allowance                                          246,000            49,000             -
Other                                                            (155,000)          204,000          31,000
-----------------------------------------------------------------------------------------------------------
Total income tax benefit                                      $  (922,000)      $  (828,000)      $     -
===========================================================================================================

Accumulated deferred income tax benefits included in accrued interest and other assets in the consolidated balance sheets were $2,220,000 and $900,000 as of December 31, 1996 and 1995, respectively. As of December 31, 1996, the Company has net operating loss carryforwards for Federal and state income tax purposes of $8,206,000 and $6,845,000, respectively, which are available to offset future taxable income, if any, through 2010 and 2000, respectively. In addition, the Company has alternative minimum and other tax credit carryforwards of approximately $355,000 which are available to reduce future Federal regular income taxes, if any, over an indefinite period.

The 1996 net change in the deferred tax asset valuation allowance was a decrease of $2,293,000 consisting of a decrease of $1,234,000 relating to a favorable reassessment of earnings expectations and a decrease of $973,000 relating to current year activity. The remaining valuation allowance of $1,933,000 as of December 31, 1996 relates to Federal and state tax carryforwards of acquired institutions. Management believes that the realization of the recognized net deferred tax asset of $2,220,000 is more likely than not, based on the expectation that the Company will generate the necessary amount of taxable income in future periods.

12)  COMMON STOCK

On November 22, 1994, the Company completed two private offerings of the Company's common stock (the "Private Offerings"). After deducting the direct costs of approximately $99,000, the private offerings generated $3,034,000 in additional capital for FP Bancorp.


13)  STOCK OPTIONS

The Company has a stock option plan approved in 1988 (the "1988 Plan") which provides for the granting of options for up to 90,090 shares of common stock to employees for a price not less than the fair market value of the stock at the date of grant. In November 1993, the Board of Directors approved an increase in the number of shares available under the 1988 Plan to 250,000 shares and in May 1994, the increase was approved by the stockholders. In March 1996, the Board of Directors approved an increase in the number of shares available under the 1988 Plan to 500,000 shares and in May 1996, the increase was approved by the stockholders. The plan provides for nonqualified and incentive stock options for employees and nonemployee directors. Shares under the employee options become exercisable at a rate of 20% or 33 1/3% annually. Shares under the nonemployee director options are exercisable immediately following the effective date of the grant. The terms of the options range from five to ten years from the date the options are granted. Options are granted at a price equal to the fair market value of the shares as of the date of grant. Options to purchase 230,224 shares were available for grant as of December 31, 1996.

The Company applies APB No. 25 in accounting for the 1988 Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below:

                                                       1996        1995
--------------------------------------------------------------------------
Net earnings, as reported                          $4,208,000   $1,911,000
Pro forma net earnings                             $3,914,000   $1,911,000

Primary earnings per share, as reported                 $1.54        $0.77
Pro forma primary earnings per share                    $1.44        $0.77

Fully diluted earnings per share, as reported           $1.42        $0.72
Pro forma fully diluted earnings per share              $1.33        $0.72

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1996: risk-free interest rates equal to comparable U.S. Treasury rates at each grant date; dividend yield of zero; expected lives of six years; and volatility of 23.5%. The weighted average fair value of stock options granted in 1996 was $3.43. Pro forma net earnings reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under Statement No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

The following is a summary of transactions under the 1988 Stock Option Plans which occurred during 1996 and 1995:

                                                 1988 Plan
---------------------------------------------------------------------
                                          Number of  Weighted Average
                                           Shares     Exercise Price
---------------------------------------------------------------------
Outstanding as of December 31, 1994       155,776          $5.15
Exercised                                  (2,800)         $5.15
---------------------------------------------------------------------
Outstanding as of December 31, 1995       152,976          $5.15
Granted                                   114,000          $8.74
Exercised                                  (2,850)         $5.15
---------------------------------------------------------------------
Outstanding as of December 31, 1996       264,126          $6.70
---------------------------------------------------------------------
Exercisable as of:
December 31, 1996                         217,658          $6.33
December 31, 1995                         104,628          $5.15
---------------------------------------------------------------------


As of December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options were $5.15 to $9.25 and 7.53 years, respectively.


14) EMPLOYEE STOCK OWNERSHIP PLAN

Prior to 1996, the Company sponsored the FP Bancorp Employee Stock Ownership Plan (the "ESOP"). The amount of annual contributions to the ESOP were at the discretion of the Company's Board of Directors. There were no contributions under the ESOP in 1996. Contributions under the ESOP amounted to $143,000 and $46,000 in 1995 and 1994, respectively.

The ESOP was designed to enable eligible employees, as defined in the plan document, to participate in the growth and prosperity of the Company through stock ownership. To fund the ESOP, the Company borrowed $500,000 and loaned the proceeds to the ESOP. The ESOP used most of the proceeds to purchase 19,048 shares of newly issued stock of the Company. The Company's receivable from the ESOP was $100,000 as of December 31, 1995. The receivable from ESOP was repaid during 1996.

On January 23, 1996, the Board of Directors of the Company approved the termination of the ESOP pending approval of the Internal Revenue Service, which was received effective April 1, 1996. Upon termination of the ESOP, all participants became fully vested in their assets. ESOP termination costs have been paid by the Company.


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

The Trustee and Administrator of the Plan is Union Bank of California ("Union Bank"). The Plan provides for participant-directed accounts which allow participants to allocate their account balances to the following Union Bank investment funds: Stepstone Stable Value Income Fund, Stepstone Balanced Fund and Stepstone Value Momentum Fund. A fourth fund, Fidelity's Contrafund, is also offered. The participants of the Plan may also allocate up to 50% of their deferral to an investment in FP Bancorp common stock.

Participants' accounts are credited or debited with investment earnings or losses at the end of each calendar quarter. FPNB contributed $138,000 and $80,000 as discretionary contributions for the years ended December 31, 1996 and 1995, respectively. The contribution in 1996 was a match based on 50% of a participant's first 6% of salary withholdings. The 1995 contribution was a match based on 50% of a participant's first 4% of salary withholdings.


16)  LEASE COMMITMENTS

The Company leases certain of its banking and administrative facilities from a partnership whose partners include several members of the Company's Board of Directors. As of December 31, 1996, minimum rental payments due primarily to these related partnerships under operating leases having initial or remaining noncancelable lease terms in excess of one year were as follows:

                               Operating leases                Other
                             with related parties        operating leases
-------------------------------------------------------------------------
1997                            $   300,000                $  230,000
1998                                301,000                   233,000
1999                                278,000                   233,000
2000                                238,000                   233,000
2001                                196,000                   167,000
Thereafter                        2,958,000                   266,000
-------------------------------------------------------------------------
Total minimum lease payments     $4,271,000                $1,360,000
=========================================================================

During 1996, 1995 and 1994 rent expense totaled $532,000, $431,000 and $474,000, respectively. There are no contingent rental payments applicable to any of the leases. Most of the leases provide that the Company pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased premises in addition to the monthly minimum payments. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.


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

Commitments to extend credit amounting to $51,310,000 were outstanding as of December 31, 1996. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit and financial guarantees amounting to $3,269,000 were outstanding as of December 31, 1996. Standby letters of credit and financial guarantees are conditional commitments issued by FPNB to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees will expire within one year.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate that any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees.

As of December 31, 1996, FPNB had lines of credit in the amount of $7,000,000 from correspondent banks which are renewable annually. FPNB also had a credit line with the Federal Home Loan Bank, which would allow FPNB to borrow up to $11,000,000. In addition, FPNB had a $10,000,000 reverse repurchase agreement with an investment broker. The availability of the lines of credit, as well as adjustments in deposit programs, provides for liquidity in the event that the level of deposits should fall abnormally low. These sources provide that funding thereof may be withdrawn depending upon the financial strength of FPNB.

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

The prompt corrective action regulations define "well-capitalized" as having a Risk-based Capital Ratio of 10% or greater, having a Tier 1 Risk-based Capital Ratio of 6% or greater and having a leverage ratio of 5% or greater. Under these guidelines, as of December 31, 1996, the Company was considered
"adequately-capitalized" and FPNB was considered "well-capitalized".

                                           December 31, 1996
                                  FP Bancorp                   FPNB
------------------------------------------------------------------------------
                         To be Adequately Capitalized   To be Well Capitalized
                              Amount       Ratio          Amount       Ratio
------------------------------------------------------------------------------
Leverage Ratios:
Tier 1 capital               $16,965       5.54%         $19,966       6.52%
Minimum required              12,249       4.00%          15,306       5.00%
------------------------------------------------------------------------------
  Excess                     $ 4,716       1.54%         $ 4,660       1.52%
==============================================================================
Risk-based Capital Ratios:
Tier 1 capital               $16,965       7.47%         $19,966       8.79%
Minimum required               9,088       4.00%          13,636       6.00%
------------------------------------------------------------------------------
  Excess                     $ 7,877       3.47%         $ 6,330       2.79%
------------------------------------------------------------------------------
Total capital                $19,808       8.72%         $22,810      10.04%
Minimum required              18,175       8.00%          22,726      10.00%
------------------------------------------------------------------------------
  Excess                     $ 1,633       0.72%         $    84       0.04%
==============================================================================


Under Federal banking law, dividends declared by FPNB in any calendar year may not, without the approval of the Office of the Comptroller of the Currency (the "OCC"), exceed its net profit, as defined, for that year combined with its retained income from the preceding two years. However, in October 1993, the OCC issued a bulletin to all national banks outlining new guidelines limiting the circumstances under with national banks may pay dividends even if the banks are otherwise statutorily authorized to pay dividends. The limitations impose a requirement or in some cases suggest that prior approval of the OCC should be obtained before a dividend is paid if a national bank is the subject of administrative action or the payment could be viewed by the OCC as unsafe or unsound.

The regulatory restrictions on dividend payments for both FPNB and the Company may affect the Company's ability to make interest payments on the Debentures (note 9) and pay dividends on its common stock.

On May 24, 1993, as a result of supervisory concerns disclosed during the inspection of FP Bancorp by the FRB in December, 1992, FP Bancorp entered into a Memorandum of Understanding with the FRB (the "FP Bancorp Memorandum"). The FP Bancorp Memorandum required improved supervision of FPNB by FP Bancorp. It also prohibited certain actions by the Board of Directors of FP Bancorp, including
(i) payment of dividends without at least 15 days prior notice to the FRB, (ii) incurring additional indebtedness without at least 15 days prior notice to the FRB and (iii) repurchasing outstanding stock without prior approval of the FRB.

The FRB conducted an examination of FP Bancorp during February 1996. Based on the results of this examination, the FRB terminated the FP Bancorp Memorandum effective April 18, 1996.


19) SUBSEQUENT EVENTS

On January 7, 1997, the Company announced that FPNB has received approval from the OCC for the acquisition of the Wells Fargo Bank Valley Center Branch located in Valley Center in San Diego County, California. The transaction is expected to be completed in early 1997.


20) PARENT COMPANY CONDENSED FINANCIAL INFORMATION

FP Bancorp, Inc.
Condensed Balance Sheets

                                                         December 31,

ASSETS                                              1996            1995
----------------------------------------------------------------------------
Cash                                            $ 1,909,000      $ 2,220,000
Investment in subsidiary                         23,706,000       19,019,000
Other assets                                        160,000          480,000
----------------------------------------------------------------------------
Total assets                                    $25,775,000      $21,719,000
----------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------
Accrued expenses and other liabilities          $   222,000      $   311,000
Convertible subordinated debentures               4,575,000        4,575,000
Stockholders' equity                             20,978,000       16,833,000
----------------------------------------------------------------------------
Total liabilities and stockholders' equity      $25,775,000      $21,719,000
============================================================================


FP Bancorp, Inc.
Condensed Statements of Earnings

                                                                      Years ended December 31,
                                                               1996             1995             1994
-------------------------------------------------------------------------------------------------------
Other income                                              $   117,000       $   109,000       $  24,000
Interest expense                                             (483,000)         (483,000)       (412,000)
Operating expense                                            (291,000)         (531,000)       (224,000)
-------------------------------------------------------------------------------------------------------
Loss before income taxes and equity in undistributed
  net earnings of subsidiary                                 (657,000)         (905,000)       (612,000)
Equity in undistributed net earnings of subsidiary          4,865,000         2,816,000         944,000
-------------------------------------------------------------------------------------------------------
Net earnings                                              $ 4,208,000       $ 1,911,000       $ 332,000
=======================================================================================================

FP Bancorp, Inc.
Condensed Statements of Cash Flows

                                                                                         Years ended December 31,
---------------------------------------------------------------------------------------------------------------------------
                                                                                1996              1995               1994
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net earnings                                                                $ 4,208,000       $ 1,911,000       $   332,000
Adjustments to reconcile net earnings to net cash
  used in operating activities:
Equity in undistributed net earnings of subsidiary                           (4,865,000)       (2,816,000)         (944,000)
Amortization of debenture issuance costs                                         72,000            72,000            71,000
Net decrease (increase) in other assets                                         248,000          (155,000)         (161,000)
Increase (decrease) in accrued expenses and other liabilities                   (89,000)           87,000           (84,000)
---------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                          (426,000)         (901,000)         (786,000)
---------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Decrease in receivable from ESOP                                                100,000            33,000            34,000
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                       100,000            33,000            34,000
---------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Net proceeds from private offering                                                  -                 -           3,034,000
Proceeds from exercise of stock options                                          15,000            15,000               -
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                        15,000            15,000         3,034,000
---------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                (311,000)         (853,000)        2,282,000
Cash at beginning of year                                                     2,220,000         3,073,000           791,000
---------------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                         $ 1,909,000       $ 2,220,000       $ 3,073,000
===========================================================================================================================
Supplemental disclosure of cash flow information: Cash paid for:
Interest                                                                    $   412,000       $   412,000       $   412,000
Income taxes                                                                $    33,000       $     1,000       $     1,000
===========================================================================================================================

Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gains (losses) on investment
  securities available-for-sale                                             $  (178,000)      $   799,000       $  (515,000)
===========================================================================================================================
Common stock issued in merger                                                       -         $ 4,255,000       $       -
===========================================================================================================================

21) QUARTERLY EARNINGS

The following is a summary of the Company's quarterly earnings:

                                                           Three months ended
--------------------------------------------------------------------------------------------------
1996                                  December 31      September 30       June 30        March 31
--------------------------------------------------------------------------------------------------
Interest income                       $ 6,315,000       $5,874,000      $5,631,000      $4,423,000
Interest expense                        1,828,000        1,778,000       1,618,000       1,293,000
Net interest income before
  provision for loan losses             4,487,000        4,096,000       4,013,000       3,130,000
Provision for loan losses                 150,000          150,000         150,000         250,000
Net interest income after
  provision for loan losses             4,337,000        3,946,000       3,863,000       2,880,000
Other operating income                    808,000          492,000         483,000         376,000
Other operating expenses                3,798,000        3,474,000       3,816,000       2,811,000
Earnings before income taxes            1,347,000          964,000         530,000         445,000
Net income taxes (benefit)               (340,000)           5,000         978,000         279,000
Net earnings                            1,007,000          969,000       1,508,000         724,000
Primary earnings per share            $       .37       $      .36      $      .55      $      .27
Fully diluted earnings per share      $       .32       $      .32      $      .48      $      .22
--------------------------------------------------------------------------------------------------


                                                              Three months ended
--------------------------------------------------------------------------------------------------
1995                                  December 31      September 30       June 30        March 31
--------------------------------------------------------------------------------------------------
Interest income                       $ 4,573,000       $4,421,000      $4,595,000      $3,486,000
Interest expense                        1,338,000        1,298,000       1,269,000       1,049,000
Net interest income before
  provision for loan losses             3,235,000        3,123,000       3,326,000       2,437,000
Provision for loan losses                 500,000          100,000             -               -
Net interest income after
  provision for loan losses             2,735,000        3,023,000       3,326,000       2,437,000
Other operating income                    471,000          480,000         462,000         393,000
Other operating expenses                3,356,000        3,300,000       3,043,000       2,545,000
Earnings before income taxes             (150,000)         203,000         745,000         285,000
Net income tax benefit                    606,000          222,000             -               -
Net earnings                              456,000          425,000         745,000         285,000
Primary earnings per share            $       .17       $      .16      $      .28      $      .16
Fully diluted earnings per share      $       .15       $      .11      $      .27      $      .16
--------------------------------------------------------------------------------------------------

                                    PART III

             The Registrant intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A, which will involve the election of directors, within 120 days of the end of the fiscal year covered by this Form 10-KSB (the "Proxy Statement").

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

             In response to this item, Registrant hereby incorporates by reference the "Proposal II--Election of Directors" portion of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1997.

ITEM 10.     EXECUTIVE COMPENSATION.

             In response to this item, Registrant hereby incorporates by reference the "Director Remuneration, Executive Officers, and Executive Compensation" subparts of the "Proposal II--Election of Directors" portion of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1997.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

             In response to this item, Registrant hereby incorporates by reference the "Securities Ownership of Officers, Directors and Others" subpart of the "Proposal II--Election of Directors" portion of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1997.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             In response to this item, Registrant hereby incorporates by reference the "Certain Transactions" subparts of the "Proposal II--Election of Directors" portion of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1997.

ITEM 13.     EXHIBITS LIST AND REPORTS ON FORM 8-K.

             (a)  Exhibits

             3.1 FP Bancorp, Inc. Certificate of Incorporation and Amendment (incorporated by reference to Exhibit 3.1 to report of FP Bancorp on Form 10-KSB for the year ended December 31, 1994, File Number 0-17650)

             3.2      FP Bancorp, Inc. By-laws (incorporated by reference to
                      Exhibit 3.2 to report of FP Bancorp on Form 10-KSB for the year ended December 31, 1994, File Number 0-17650)

             4.1 Indenture dated November 9, 1992 (including form of Debenture) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-2, File Number 33-52086)

             4.2 Trust Agreement (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-2, File Number 33-52086)

             10.1 Escondido National Bank Plaza Lease dated January 4, 1984, between Grand Avenue Financial Center Partnership and Escondido National Bank, as Amended



                                     III-1

                      (Current Principal Offices of FP Bancorp, Inc. and First Pacific National Bank located at 613 West Valley Parkway, Escondido, California 92025-4929) (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4, File No. 33-87388)

             10.2 Amendment to Escondido National Bank Plaza Lease (incorporated by reference to Exhibit 10.2 to the Form 10-KSB of the Company for the year ended December 31, 1995, File Number 0-17650)

             10.3* Amended and Restated 1988 Stock Option Plan of ENB Holding Company as Amended (incorporated by reference to Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held May 21, 1996)

             10.4 Lease Between Lake San Marcos Properties and San Marcos National Bank dated August 9, 1988 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1, File Number 33-33628)

             10.5     Standard Multi-Tenant Lease between Overland Bank and E.
                      E. Espinas, M.D., trustee of the E. E. Espinas, M.D., Inc., Retirement Trust executed August 30, 1977 (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4, File No. 33-87388)

             10.6 Office Building Lease between Overland Bank and AARK/Park Joint Venture (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4, File No. 33-87388)

             10.7 Overland Bank Series A Warrant Agreement (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4, File No. 33-87388)

             10.8* Employment Agreement Dated March 1, 1993 between Escondido National Bank, ENB Holding Company and Harvey L. Williamson (incorporated by reference to Exhibit 10.5 to the Form 10-KSB of ENB Holding Company for the Year Ended December 31, 1993, File Number 0-17650)

             10.9* Amendment to Employment Agreement dated December 30, 1994 between First Pacific National Bank and Harvey L. Williamson (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4, File No. 33-87388)

             10.10* Change of Control Agreement between Harvey L. Williamson and First Pacific National Bank dated January 20, 1994 (incorporated by reference to Exhibit 10.12 to the Form 10-KSB of ENB Holding Company for the Year Ended December 31, 1993, File Number 0-17650)

             10.11* Amendment to Change of Control Agreement between Harvey L. Williamson and First Pacific National Bank dated January 11, 1995 (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4, File No. 33-87388)

             10.12* Change of Control Agreement between Gary W. Deems and First Pacific National Bank dated January 20, 1994 (incorporated by reference to Exhibit 10.13 to the Form 10-KSB of ENB Holding Company for the Year Ended December 31, 1993, File Number 0-17650)


                                     III-2

             10.13* Amendment to Change of Control Agreement between Gary W. Deems and First Pacific National Bank dated January 11, 1995 (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4, File No. 33-87388)

             10.14* Change of Control Agreement between Michael J. Perdue and First Pacific National Bank dated January 20, 1994 (incorporated by reference to Exhibit 10.14 to the Form 10-KSB of ENB Holding Company for the Year Ended December 31, 1993, File Number 0-17650)

             10.15*   Amendment to Change of Control Agreement between Michael
                      J. Perdue and First Pacific National Bank dated January 11, 1995 (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4, File No. 33-87388)

             10.16* ENB Holding Company Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.16 to the Form 10-KSB of ENB Holding Company for the Year Ended December 31, 1990, File No. 0-17650)

             10.17* 1996 Senior Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1995)

             10.18*   1997 Management Incentive Compensation Plan

             10.19 Agreement and Plan of Reorganization by and among FP Bancorp, Inc., First Pacific National Bank, RB Bancorp and Bank of Rancho Bernardo dated as of January 12, 1996 (incorporated by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1995)

             10.20 Purchase and Assumption Agreement dated as of October 15, 1996, between Wells Fargo Bank, N.A. and First Pacific National Bank

             10.21 Lease between Palomar Village Properties, Inc., a California corporation, and First Pacific National Bank dated February 29, 1996

             11       Statement re computation of per share earnings

             21 FP Bancorp, Inc. Subsidiaries (incorporated by reference to Exhibit 21 to the Form 10-KSB of FP Bancorp for the year ended December 31, 1994, File Number 0-17650)

             23       Consent of KPMG Peat Marwick LLP

             24       Power of Attorney (included in signature page)
             ----------------------------
             * Denotes a management contract or compensatory arrangement.

             (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed during the Registrant's quarter ended December 31, 1996.


                                     III-3

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 1997                FP BANCORP, INC.
                                    (Registrant)

                                     By:   /s/ Harvey L. Williamson
                                           -------------------------------------
                                           Harvey L. Williamson,
                                           President and Chief Executive Officer


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


             NAME                    CAPACITY                          DATE
             ----                    --------                          ----


/s/ Mark N. Baker             Director                           March 26, 1997
---------------------------
Mark N. Baker

/s/ Gary W. Deems             Director, Chief Administrative     March 26, 1997
Gary W. Deems                 Officer and Executive Vice
                              President

/s/ Earle W. Frey, Jr.        Director                           March 26, 1997
---------------------------
Earle W. Frey, Jr.

/s/ Robert W. Klemme          Director                           March 26, 1997
---------------------------
Robert W. Klemme

/s/ Joseph J. Kuebler         Director                           March 26, 1997
---------------------------
Joseph J. Kuebler

/s/ Randall C. Luce           Director                           March 26, 1997
---------------------------
Randall C. Luce

/s/ Larry R. Markham          Director                           March 26, 1997
---------------------------
Larry R. Markham

/s/ Richard W. McBride        Director                           March 26, 1997
---------------------------
Richard W. McBride


                                     III-4

/s/ Michael J. Perdue             Director, Chief Financial          March 26, 1997
----------------------------      Officer and Executive Vice
Michael J. Perdue                 President (Principal Financial
                                  Officer and Principal
                                  Accounting Officer)


/s/ Richard S. Spanjian           Director                           March 26, 1997
----------------------------
Richard S. Spanjian

/s/ Robert M. Spanjian            Director                           March 26, 1997
----------------------------
Robert M. Spanjian

/s/ Richard B. Thomas             Director                           March 26, 1997
----------------------------
Richard B. Thomas

/s/ Michael W. Wexler             Director                           March 26, 1997
----------------------------
Michael W. Wexler

/s/ Harvey L. Williamson          Director, Chief Executive          March 26, 1997
----------------------------      Officer (Principal Executive
Harvey L. Williamson              Officer)




                                     III-5

                                  EXHIBIT LIST


                                                                                          PAGE
                                                                                          ----

  3.1    FP Bancorp, Inc. Certificate of Incorporation and Amendment
         (incorporated by reference to Exhibit 3.1 to report of FP Bancorp on Form 10-KSB for the year ended December 31, 1994, File Number 0-17650)

  3.2 FP Bancorp, Inc. By-laws (incorporated by reference to Exhibit 3.2 to report of FP Bancorp on Form 10-KSB for the year ended December 31, 1994, File Number 0-17650)

  4.1    Indenture dated November 9, 1992 (including form of Debenture)
         (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-2, File Number 33-52086)

  4.2    Trust Agreement (incorporated by reference to Exhibit 4.3 to the
         Registration Statement on Form S-2, File Number 33-52086)

  10.1   Escondido National Bank Plaza Lease dated January 4, 1984, between
         Grand Avenue Financial Center Partnership and Escondido National Bank, as Amended (Current Principal Offices of FP Bancorp, Inc. and First
         Pacific National Bank located at 613 West Valley Parkway, Escondido,
         California 92025-4929) (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4, File No. 33-87388)

  10.2 Amendment to Escondido National Bank Plaza Lease (incorporated by reference to Exhibit 10.2 to the Form 10-KSB of the Company for the year ended December 31, 1995, File Number 0-17650)

  10.3*  Amended and Restated 1988 Stock Option Plan of ENB Holding Company as
         Amended (incorporated by reference to Exhibit A to the Company's Proxy
         Statement for the Annual Meeting of Stockholders held May 21, 1996)

  10.4 Lease Between Lake San Marcos Properties and San Marcos National Bank dated August 9, 1988 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1, File Number 33-33628)

  10.5   Standard Multi-Tenant Lease between Overland Bank and E. E. Espinas,
         M.D., trustee of the E. E. Espinas, M.D., Inc., Retirement Trust executed August 30, 1977 (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4, File No. 33-87388)

  10.6   Office Building Lease between Overland Bank and AARK/Park Joint Venture
         (incorporated by reference to Exhibit 10.14 to the Registration
         Statement on Form S-4, File No. 33-87388)

  10.7   Overland Bank Series A Warrant Agreement (incorporated by reference to
         Exhibit 10.16 to the Registration Statement on Form S-4, File No.
         33-87388)

  10.8*  Employment Agreement Dated March 1, 1993 between Escondido National
         Bank, ENB Holding Company and Harvey L. Williamson (incorporated by reference to Exhibit 10.5 to the Form 10-KSB of ENB Holding Company for the Year Ended December 31, 1993, File Number 0-17650)


                                     III-6

                                                                                          PAGE
                                                                                          ----

  10.9*  Amendment to Employment Agreement dated December 30, 1994 between First
         Pacific National Bank and Harvey L. Williamson (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4,
         File No. 33-87388)

  10.10* Change of Control Agreement between Harvey L. Williamson and First
         Pacific National Bank dated January 20, 1994 (incorporated by reference to Exhibit 10.12 to the Form 10-KSB of ENB Holding Company for the Year
         Ended December 31, 1993, File Number 0-17650)

  10.11* Amendment to Change of Control Agreement between Harvey L. Williamson and First Pacific National Bank dated January 11, 1995 (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4,
         File No. 33-87388)

  10.12* Change of Control Agreement between Gary W. Deems and First Pacific
         National Bank dated January 20, 1994 (incorporated by reference to
         Exhibit 10.13 to the Form 10-KSB of ENB Holding Company for the Year
         Ended December 31, 1993, File Number 0-17650)

  10.13* Amendment to Change of Control Agreement between Gary W. Deems and
         First Pacific National Bank dated January 11, 1995 (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4,
         File No. 33-87388)

  10.14* Change of Control Agreement between Michael J. Perdue and First Pacific
         National Bank dated January 20, 1994 (incorporated by reference to
         Exhibit 10.14 to the Form 10-KSB of ENB Holding Company for the Year
         Ended December 31, 1993, File Number 0-17650)

  10.15* Amendment to Change of Control Agreement between Michael J. Perdue and
         First Pacific National Bank dated January 11, 1995 (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4,
         File No. 33-87388)

  10.16* ENB Holding Company Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.16 to the Form 10-KSB of ENB Holding Company for the Year Ended December 31, 1990, File No.
         0-17650)

  10.17* 1996 Senior Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1995)

  10.18* 1997 Management Incentive Compensation Plan

  10.19  Agreement and Plan of Reorganization by and among FP Bancorp, Inc.,
         First Pacific National Bank, RB Bancorp and Bank of Rancho Bernardo dated as of January 12, 1996 (incorporated by reference to Exhibit
         10.22 to Registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1995)

  10.20  Purchase and Assumption Agreement dated as of October 15, 1996, between
         Wells Fargo Bank, N.A. and First Pacific National Bank

  10.21 Lease between Palomar Village Properties, Inc., a California corporation, and First Pacific National Bank dated February 29, 1996

  11     Statement re computation of per share earnings

                                     III-7

                                                                                          PAGE
                                                                                          ----

  21 FP Bancorp, Inc. Subsidiaries (incorporated by reference to Exhibit 21 to the Form 10-KSB of FP Bancorp for the year ended December 31, 1994, File Number 0-17650)

  23     Consent of KPMG Peat Marwick LLP

  24     Power of Attorney (included in signature page)
  ----------------------------
  * Denotes a management contract or compensatory arrangement.


                                     III-8