Form 10QSB
period 1997-03-31
FP BANCORP INC
filed 1997-05-13
CIK 731804

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

                  For the quarterly period ended March 31, 1997

                                       OR

               ( ) TRANSITION REPORT UNDER SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------

                         Commission File Number 0-17650


                                FP Bancorp, Inc.
        (Exact name of small business issuer as specified in its charter)


Delaware                                                              33-0018976
--------                                                              ----------
(State or other jurisdiction                                       (IRS Employer
of incorporation or organization)                         Identification Number)

613 West Valley Parkway, Escondido,  California                       92025-4929
-----------------------------------------------                       ----------
(Address of principal executive offices)                              (ZIP Code)

(760) 741-3312
--------------
(Issuer's telephone number)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                   Yes  X   No
                                      -----   -----
As of March 31, 1997, the number of shares outstanding of the Registrant's only class of common stock was 2,653,638.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         FP BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                  (UNDAUDITED)

ASSETS                                                                            March 31, 1997   December 31, 1996
------------------------------------------------------------------------------    --------------   -----------------
Cash and due from banks                                                           $  21,582,000       $  22,919,000
Investment securities available for sale                                             51,777,000          47,405,000
Investment securities held to maturity                                               10,244,000           9,279,000
Loans, net of allowance for loan losses of $3,055,000 as of March 31, 1997
    and $3,121,000 as of December 31, 1996                                          222,207,000          10,876,000
Premises and equipment, net                                                           7,999,000           7,672,000
Other real estate owned, net                                                          1,995,000           1,329,000
Goodwill and other intangibles, net                                                   4,370,000           3,431,000
Accrued interest and other assets                                                     4,774,000           5,674,000
------------------------------------------------------------------------------    -------------       -------------
                                                                                  $ 324,948,000       $ 308,585,000
==============================================================================    =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------
Deposits:
  Noninterest-bearing                                                             $  70,128,000       $  59,541,000
  Interest-bearing                                                                  220,588,000         204,980,000
------------------------------------------------------------------------------    -------------       -------------
    Total deposits                                                                  290,716,000         264,521,000
------------------------------------------------------------------------------    -------------       -------------
Federal funds purchased                                                               7,000,000          11,802,000
Other borrowings                                                                           -              4,950,000
Accrued expenses and other liabilities                                                1,276,000           1,759,000
Subordinated debentures                                                               4,575,000           4,575,000
------------------------------------------------------------------------------    -------------       -------------
Total liabilities                                                                   303,567,000         287,607,000
------------------------------------------------------------------------------    -------------       -------------
Stockholders' equity:
 Common stock, par value $.001, authorized 4,000,000 shares; issued and outstanding 2,653,638 as of March 31, 1997 and 2,653,441
   as of December 31, 1996                                                                3,000               3,000
 Additional paid-in capital                                                          24,571,000          24,571,000
 Accumulated deficit                                                                 (2,788,000)         (3,702,000)
 Unrealized holding gains (losses) on investment securities available for sale         (405,000)            106,000
------------------------------------------------------------------------------    -------------       -------------
Total stockholders' equity                                                           21,381,000          20,978,000
------------------------------------------------------------------------------    -------------       -------------
                                                                                  $ 324,948,000       $ 308,585,000
==============================================================================    =============       =============



See accompanying notes to consolidated financial statements.

                         FP BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNDAUDITED)



                                                      Three Months Ended
                                                          March 31,
                                                -----------------------------
                                                    1997            1996
----------------------------------------------  -----------      -----------
Interest income:
Interest and fees on loans                      $ 5,630,000      $ 3,789,000
Federal funds sold                                   23,000           79,000
Investment securities                             1,088,000          555,000
----------------------------------------------  -----------      -----------
Total interest income                             6,741,000        4,423,000
----------------------------------------------  -----------      -----------
Interest expense:
Deposits                                          1,654,000        1,171,000
Other                                               406,000          122,000
----------------------------------------------  -----------      -----------
Total interest expense                            2,060,000        1,293,000
----------------------------------------------  -----------      -----------
Net interest income                               4,681,000        3,130,000
Provision for loan losses                           108,000          250,000
----------------------------------------------  -----------      -----------
Net interest income after
  provision for loan losses                       4,573,000        2,880,000
----------------------------------------------  -----------      -----------
Other operating income:
Service charges                                     469,000          313,000
Other                                                96,000           63,000
----------------------------------------------  -----------      -----------
Total other operating income                        565,000          376,000
----------------------------------------------  -----------      -----------
Other operating expenses:
Salaries and employee benefits                    1,883,000        1,413,000
Professional services                               320,000          414,000
Occupancy                                           378,000          296,000
Furniture and equipment                             284,000          204,000
Other real estate owned, net                         32,000           84,000
Goodwill and other intangible amortization           80,000           28,000
Other                                               582,000          372,000
----------------------------------------------  -----------      -----------
Total other operating expenses                    3,559,000        2,811,000
----------------------------------------------  -----------      -----------
Earnings before income taxes                      1,579,000          445,000
Net income taxes (benefit)                          665,000         (279,000)
----------------------------------------------  -----------      -----------
Net earnings                                        914,000          724,000
==============================================  ===========      ===========
Primary earnings per share                      $      0.33      $      0.27
==============================================  ===========      ===========
Fully diluted earnings per share                $      0.29      $      0.22
==============================================  ===========      ===========



See accompanying notes to consolidated financial statements.

                         FP BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                     Three Months Ended March 31,
                                                                   -------------------------------
                                                                       1997               1996
-----------------------------------------------------------        ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                       $    914,000       $    724,000
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Depreciation and amortization                                         356,000            244,000
  Provision for loan losses                                             108,000            250,000
  Provision for losses on other real estate owned                          --               63,000
  Loss (gain) on sale of other real estate owned                          3,000            (26,000)
  Decrease (increase) in accrued interest and other assets              886,000            (23,000)
  Decrease in accrued expenses and other liabilities                   (512,000)          (367,000)
  Decrease in deferred loan origination fees                             15,000             67,000
-----------------------------------------------------------        ------------       ------------
Net cash provided by operating activities                             1,770,000            932,000
-----------------------------------------------------------        ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in loans outstanding                                     (10,658,000)        (5,401,000)
  Proceeds on sale of other real estate owned                           180,000          1,013,000
  Maturities of investment securities available for sale              2,113,000          1,665,000
  Maturities of investment securities held to maturity                   30,000            134,000
  Purchase of investment securities available for sale               (7,042,000)        (1,030,000)
  Purchase of investment securities held to maturity                 (1,002,000)              --
  Decrease in receivable from ESOP                                         --              100,000
  Capital expenditures for premises and equipment                      (354,000)          (260,000)
  Net cash acquired in branch acquisition                            14,042,000               --
-----------------------------------------------------------        ------------       ------------
Net cash used in investing activities                                (2,691,000)        (3,779,000)
-----------------------------------------------------------        ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in interest-bearing deposits                           3,193,000          5,037,000
  Net increase (decrease) in noninterest-bearing deposits             6,143,000         (2,323,000)
  Proceeds from exercise of stock options                                  --                5,000
  Decrease in Federal funds purchased                                (4,802,000)              --
  Decrease in other borrowings                                       (4,950,000)              --
-----------------------------------------------------------        ------------       ------------
Net cash (used in) provided by financing activities                    (416,000)         2,719,000
-----------------------------------------------------------        ------------       ------------
Net decrease in cash and cash equivalents                            (1,337,000)          (128,000)
Cash and cash equivalents at beginning of period                     22,919,000         16,293,000
-----------------------------------------------------------        ------------       ------------
Cash and cash equivalents at end of period                         $ 21,582,000       $ 16,165,000
===========================================================        ============       ============

                                                                     (continued)

                         FP BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - continued



                                                                             Three Months Ended March 31,
                                                                            -----------------------------
                                                                                1997              1996
                                                                            -----------       -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest                                                                   $ 2,122,000       $   150,600
 Income taxes                                                               $    18,000       $       --
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Transfer from loans to other real estate owned                             $   849,000       $   229,000
 Change in unrealized holding gains (losses) on investment securities
   available for sale                                                       $  (511,000)      $  (402,000)
=========================================================================   ===========       ===========


See accompanying notes to consolidated financial statements.

                                FP BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include the accounts of FP Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Pacific National Bank ("FPNB"). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements as of March 31, 1997 and for the three-month periods ended March 31, 1997 and 1996 are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results for the entire year ending December 31, 1997.

2. Primary earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents and are used in the primary earnings per share calculations unless they are antidilutive. The weighted average numbers of shares used for the primary earnings per share calculations for the three-month periods ended March 31, 1997 and 1996 were 2,803,000 and 2,712,000, respectively.

     Fully diluted earnings per share is computed by dividing net earnings, subject to certain adjustments, by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities. Stock options are considered to be common stock equivalents and are used in the fully diluted earnings per share calculations unless they are antidilutive. The subordinated convertible debentures are considered to be other potentially dilutive securities and are used in the fully diluted earnings per share calculations unless they are antidilutive. The adjusted net earnings used for the fully diluted earnings per share calculations for the three-month periods ended March 31, 1997 and 1996 were $958,000 and $698,000, respectively. The weighted average numbers of shares used for the fully diluted earnings per share calculations for the three-month periods ended March 31, 1997 and 1996 were 3,263,000 and 3,170,000, respectively.

3. On February 21, 1997, the Company completed its acquisition of the Wells Fargo Bank Valley Center branch, located in Valley Center in San Diego County, California (the "Wells Acquisition"). The acquisition was accounted for under the purchase accounting method. As a result of this transaction, deposits increased by $16,838,000 and a core deposit intangible of $992,000 was recorded.

4. Because of the nature of its activities, the Company is at all times subject to pending and threatened legal actions which arise out of the normal course of its business. In the opinion of management, based in part upon opinions of legal counsel, the disposition of all litigation will not have a material effect on the Company.

5. Goodwill is amortized on a straight-line basis over estimated useful lives of twelve to fifteen years. The core deposit intangible is amortized on a straight-line basis over an estimated useful life of ten years.

6. Certain 1996 amounts have been reclassified to conform to the presentation used in 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this report that state the Company's or management's intentions, beliefs, expectations or predictions of the future are forward-looking statements. The Company's actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in the Company's Form 10-KSB and other SEC filings. Copies of such filings may be obtained by contacting the Company or the SEC.

OVERVIEW

The financial position and the results of operations as of March 31, 1997 reflect the Company's acquisition of RB Bancorp on April 1, 1996 (the "RB Merger"), the opening of a second branch in the City of Temecula in Riverside County, California (the "Rancho California Road Branch") on April 22, 1996 and the Wells Acquisition on February 21, 1997.

The Company's net earnings for the quarter ended March 31, 1997 were $914,000 or $.29 fully diluted earnings per share, compared to net earnings of $724,000 or $.22 fully diluted earnings per share for the same quarter in 1996. The Company's return on average assets and return on average stockholders' equity were .28% and 4.28%, respectively, for the three-month period ended March 31, 1997 as compared to .34% and 4.20%, respectively, for the same period in 1996. Although the increase in net earnings is only $190,000 or 26.24% over 1996, growth in pretax earnings was $1,134,000 or 254.83% for the three-month period ended March 31, 1997 as compared to the same period in 1996, due to the fact that the Company became taxable at an effective rate of approximately 42% in 1997 as compared to having recorded a net income tax benefit of $279,000 in 1996. The increase in pretax earnings was primarily due to growth accomplished through the RB Merger and the Wells Acquisition, internal deposit growth and a reduction in other real estate owned ("OREO") expenses and other noninterest expenses during the year.

Total assets increased $16,363,000 or 5.30% from $308,585,000 as of December 31, 1996 to $324,948,000 as of March 31, 1997. The increase in asset size was primarily a result of the Wells Acquisition and strong loan growth. Net loans increased $11,331,000 or 5.37% to $222,207,000 as of March 31, 1997 from
$210,876,000 as of December 31, 1996, due to an increase in new loan volume during the first quarter of 1997. Total investment securities increased $5,337,000 or 9.42% from December 31, 1996 to a balance of $62,021,000. Deposits of $290,716,000 as of March 31, 1997 increased $26,195,000 or 9.90% from
December 31, 1996. Deposits of $16,838,000 were acquired in the Wells Acquisition and the balance of the increase since December 31, 1996 was attributed to internal growth in deposits generated at branches throughout the FPNB franchise. The growth in deposits resulted in a decrease in Federal funds purchased and other borrowings of $9,752,000 or 58.21% since December 31, 1996.

NET INTEREST INCOME

Net interest income before provision for loan losses increased $1,551,000 or 49.55% for the quarter ended March 31, 1997 as compared to the same period in 1996. Net interest income is affected by changes in average rates, average volumes of interest-earning assets and average volumes of interest-bearing liabilities. On April 1, 1997, $42,498,000 of net loans and $43,982,000 of interest-bearing deposits were acquired in the RB Merger, which contributed to the increase in net interest income during 1997 as compared to 1996. The purchase of $9,000,000 in real estate loans in October 1996 contributed to the increase as well. Changes in the interest rate environment and the Company's cost of funds also affected net interest income.

The rate earned on interest-earning assets for the quarter ended March 31, 1997 increased to 9.60% from 9.54% for the same period in 1996. Average loans outstanding during the quarter ended March 31, 1997 were $221,157,000, which earned interest at an average rate of 10.32% as compared to average loans outstanding of $141,222,000 which earned a rate of 10.62% during the same period in 1996. Average Federal funds sold were $15,778,000, which earned an average rate of 5.07% for the three months ended March 31, 1997 as compared to $10,254,000 which earned 5.65% during the same quarter in 1996. Conversely, the investment securities portfolios had an aggregate average balance of $41,445,000 and earned 7.07% for the three months ended March 31, 1997 as compared to $32,244,000 which earned 6.43% during the same period in 1996. The increase in the Company's yield on investment securities was the result of a restructuring of the investment portfolio into higher-yielding securities during the last three quarters of 1996 and again in 1997.

The rate paid on interest-bearing liabilities increased to 3.52% for the quarter ended March 31, 1997 from 3.36% for the quarter ended March 31, 1996. Average outstanding interest-bearing deposits of $211,783,000 for the quarter ended March 31, 1997 were paid an average rate of 3.17% as compared to average outstanding interest-bearing deposits of $150,109,000 which were paid an average rate of 3.14% for the same period in 1996. Debentures and other borrowings had an average outstanding balance of $25,475,000 and paid 6.46% for the three-month period ended March 31, 1997 as compared to an average balance of $4,647,000 which paid 10.56% for the three-month period ended March 31, 1996.

The following table presents, for the periods indicated, a summary of changes in interest income and interest expense for the major categories of average interest-earning assets and average interest-bearing liabilities and the amounts of change attributable to variations in volume and in interest rates.

                                                              Three Months Ended March 31,
                                                                 1997 compared to 1996
                                                          ----------------------------------
                                                                     (in thousands)
                                                                  Increase (Decrease)
                                                          -----------------------------------
                                                          Volume          Rate          Net
                                                          -------       -------       -------
Interest earned on interest-earning assets:
   Loans (1)                                              $ 1,952       $  (111)      $ 1,841
   Taxable investment securities                              428           105           533
   Federal funds sold                                         (54)           (2)          (56)
                                                          -------       -------       -------
       Total interest on interest-earning assets            2,326            (8)        2,318

Interest paid on interest-bearing liabilities:
   Interest-bearing deposits:
    Savings and time                                          320           (11)          309
    Interest-bearing demand                                   167             7           174
                                                          -------       -------       -------
Total interest-bearing deposits                               487            (4)          483
Debentures and Federal funds purchased                        542          (258)          284
                                                          -------       -------       -------
      Total interest on interest-bearing liabilities        1,029          (262)          767
                                                          -------       -------       -------

Change in net interest income                             $ 1,297       $   254       $ 1,551
                                                          =======       =======       =======

----------------------------------------------------------
(1) Nonaccrual loans are included in the loan totals used in the calculation of this table.

Interest income on loans includes the accretion of loan fees resulting from the Company's lending activities. Net fees included in interest income for the three months ended March 31, 1997 and 1996 were $257,000 and $136,000, respectively.

OTHER OPERATING INCOME

Other operating income was $565,000 for the quarter ended March 31, 1997 as compared to $376,000 for the same period in 1996, an increase of $189,000 or 50.27%. Service charges increased by $156,000 or 49.84% while all other operating income increased $33,000 or 52.38%. The increase in service charges and other operating income during the three-month period ended March 31, 1997 as compared to the same period in 1996 was due to significant deposit growth and Company expansion during the last nine months of 1996 and the first quarter of 1997.

OTHER OPERATING EXPENSES

Total other operating expenses for the three months ended March 31, 1997 were $3,559,000, an increase of $748,000 or 26.61% as compared to the same quarter in 1996. Many of the increases were a direct result of the RB Merger and to a lesser extent, the opening of the Rancho California Road Branch and the Wells Acquisition. Salaries and benefits expense increased $470,000 or 33.26%; occupancy and furniture and equipment expense increased by $162,000 or 32.40%; goodwill and other intangible amortization increased by $52,000 or 185.71%; and other noninterest expense increased $210,000 or 56.45%. Conversely, professional services expense decreased $94,000 or 22.71% primarily due to a reduction in legal and data processing expenses. Net OREO expenses decreased by $52,000 or 61.90% for the three-month period ended March 31, 1997 as compared to the same period in 1996 due to a reduction in level of OREO properties during the preceding year.

ALLOWANCE AND PROVISION FOR LOAN AND LEASE LOSSES

The Company maintains an allowance for loan and lease losses ("ALLL") which it considers adequate to cover the risk of losses in the loan portfolio. The ALLL is based upon management's ongoing evaluation of the quality of the loan portfolio, total outstanding and committed loans, previous charges against the allowance and current and anticipated economic conditions. In making its evaluation, the Company takes into account the results of regulatory examinations of the Company and FPNB, which can be expected to occur at least once each year. The Company determines the allocation for allowances based upon the evaluation of quality of the loan portfolio, total outstanding loans, previous charges against the allowance and current and anticipated economic conditions. The provision for loan losses is a charge against earnings in the period in which the potential loss is identified. Actual loan losses are charged against the allowance for loan losses in the period in which they occur.

A provision for loan losses of $108,000 was recorded for the three-month period ended March 31, 1997 as compared to $250,000 recorded in the first quarter of 1996. Based on a review of the loan portfolio and considering historical experience with regard to potential loan losses, the provisions were necessary so that the allowances for loan losses as of March 31, 1997 and 1996 were adequate to absorb potential losses.

As of March 31, 1997, the allowance for loan losses totaled $3,055,000 or 1.36% of total loans outstanding as compared to $3,121,000 or 1.46% of total loans outstanding as of December 31, 1996. Based on management's evaluation of the loan portfolio and considering the factors mentioned above, management believes that the allowance for loan losses was adequate as of March 31, 1997. However, there is no assurance that future changes in economic conditions would not require that additional provisions be made.

NONPERFORMING ASSETS

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

                                                                   March 31,  December 31,
                                                                     1997         1996
                                                                   ---------  ------------
Nonperforming loans:
Loans greater than 90 days past due and still accruing interest      $1,450      $  774
Loans on nonaccrual                                                   1,920       1,374
                                                                     ------      ------
Total nonperforming loans                                             3,370       2,148
Other real estate owned                                               1,995       1,329
                                                                     ------      ------
Total Nonperforming Assets                                           $5,365      $3,477
                                                                     ======      ======

Nonperforming assets totaled $5,365,000 or 1.65% of total assets as of March 31, 1997, as compared to $3,477,000 or 1.13% as of December 31, 1996.

INCOME TAXES

Income tax expense for the first quarter of 1997 was $665,000 as compared to an income tax benefit of $279,000 recorded during the three-month period ended March 31, 1996. Net income tax benefits recorded in 1996 represented the last of the significant income tax benefits recorded by the Company as a result of prior years' net operating losses. During 1997, the Company expects that it will be taxable at an effective rate of approximately 42%.

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Effective asset/liability management is achieved by maintaining adequate liquidity and minimizing the impact of future interest rate changes on net interest income. The responsibility for monitoring the Company's liquidity and interest rate sensitivity lies with the Asset/Liability Management and Executive Committees of FPNB. The Executive Committee meets weekly and the Asset/Liability Management Committee meets quarterly to monitor liquidity, investment strategies, rate sensitivity strategy and loan demand as well as the adequacy of funding sources.

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Liquidity is provided by cash and due from banks, Federal funds sold, investments available for sale, interest-earning deposits in other financial institutions and loan repayments. The Company's total liquid assets as a percentage of deposits and short-term borrowings totaled 24.50% and 25.00% as of March 31, 1997 and December 31, 1996, respectively.

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

The Federal Reserve Board (the "FRB") in December 1988, the Office of the Comptroller of the Currency (the "OCC") in January 1989 and the Federal Deposit Insurance Corporation in March 1989 adopted risk-based capital adequacy guidelines for bank holding companies and banks. The risk-based capital adequacy guidelines establish a risk-based capital ratio based on the overall risk of the entity determined by assigning various weighted risks to each balance sheet asset and certain off-balance sheet commitments, adding up all of the weighted risk amounts, and dividing Tier 1 capital (capital, surplus and retained earnings) into the risk-weighted assets. As of March 31, 1997, the Company's Tier I risk-based capital to risk-weighted assets totaled 7.30% as compared to 7.47% as of December 31, 1996, and the Company's total capital to risk-weighted assets totaled 8.55% as compared to 8.72% as of December 31, 1996. As of March 31, 1997, FPNB's Tier I risk-based capital to risk-weighted assets totaled 8.51% as compared to 8.79% as of December 31, 1996, and FPNB's total capital to risk-weighted assets totaled 9.76% as compared to 10.04% as of December 31, 1996.

The FRB and the OCC adopted leverage requirements effective January 1, 1992 which apply in addition to the risk-based capital requirements. Under these requirements, bank holding companies and national banking associations are required to maintain core capital of at least 3% of total assets. On March 31, 1997 and December 31, 1996, the Company's core capital to total assets stood at 5.40% and 5.54%, respectively. On March 31, 1997 and December 31, 1996, FPNB's core capital to total assets stood at 6.30% and 6.52%, respectively.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None.


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

FP Bancorp, Inc.



By:  \s\ Michael J. Perdue
   ---------------------------------
     Michael J. Perdue
     Executive Vice President and
     Chief Operating Officer
     (duly authorized officer and
     principal financial officer)

Dated:   May 12, 1997