Form 10QSB
period 1997-06-30
FP BANCORP INC
filed 1997-08-11
CIK 731804

                                                      Total number of pages:  13
                                                       Exhibit Index on page: 13




                                   FORM 10-QSB

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
--------------------------------------------------------------------------------

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------

                         Commission File Number 0-17650


                                FP Bancorp, Inc.
        (Exact name of small business issuer as specified in its charter)


Delaware                                                            33-0018976
--------                                                            ----------
(State or other jurisdiction                                     (IRS Employer
of incorporation or organization)                       Identification Number)

613 West Valley Parkway, Escondido,  California                     92025-4929
-----------------------------------  ----------                     ----------
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

                            Yes  [X]    No  [ ]

As of June 30, 1997, the number of shares outstanding of the Registrant's only class of common stock was 2,655,036.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         FP BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                               June 30,           December 31,
                                                                                 1997                 1996
                                                                            -------------         -------------
ASSETS

Cash and due from banks                                                     $  24,849,000         $  22,919,000
Investment securities available for sale                                       47,143,000            47,405,000
Investment securities held to maturity                                         14,171,000             9,279,000
Loans, net of allowance for loan losses of $2,814,000
    as of June 30, 1997 and $3,121,000 as of December 31, 1996                225,870,000           210,876,000
Premises and equipment, net                                                     7,890,000             7,672,000
Other real estate owned, net                                                    2,146,000             1,329,000
Goodwill and other intangibles, net                                             4,224,000             3,431,000
Accrued interest and other assets                                               6,140,000             5,674,000
                                                                            -------------         -------------
                                                                            $ 332,433,000         $ 308,585,000
                                                                            =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                                                       $  70,862,000         $  59,541,000
  Interest-bearing                                                            229,958,000           204,980,000
                                                                            -------------         -------------
    Total deposits                                                            300,820,000           264,521,000
                                                                            -------------         -------------

Federal funds purchased                                                         3,000,000            11,802,000
Other borrowings                                                                                      4,950,000
Accrued expenses and other liabilities                                          1,127,000             1,759,000
Subordinated debentures                                                         4,575,000             4,575,000
                                                                            -------------         -------------
Total liabilities                                                             309,522,000           287,607,000
                                                                            -------------         -------------

Stockholders' equity:
 Common stock, par value $.001, authorized 4,000,000
   shares; issued and outstanding 2,655,036 as of June
   30, 1997 and 2,653,641 as of December 31, 1996                                   3,000                 3,000
Additional paid-in capital                                                     24,578,000            24,571,000
Accumulated deficit                                                            (1,778,000)           (3,702,000)
Unrealized holding gains on investment securities available for sale              108,000               106,000
                                                                            -------------         -------------
Total stockholders' equity                                                     22,911,000            20,978,000
                                                                            -------------         -------------
                                                                            $ 332,433,000         $ 308,585,000
                                                                            =============         =============


See accompanying notes to consolidated financial statements.

                         FP BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                       Three Months Ended                  Six Months Ended
                                                           June 30,                             June 30,
                                                ------------------------------       ------------------------------
                                                    1997              1996               1997              1996
                                                ------------      ------------       ------------      ------------

INTEREST INCOME:
Interest and fees on loans                      $  5,948,000      $  4,992,000       $ 11,578,000      $  8,781,000
Federal funds sold                                     7,000           105,000             30,000           184,000
Interest-earning deposits                                 --             4,000                 --             4,000
Investment securities:
  Taxable                                          1,031,000           530,000          2,119,000         1,085,000
  Nontaxable                                          20,000                --             20,000                --
                                                ------------      ------------       ------------      ------------
Total interest income                              7,006,000         5,631,000         13,747,000        10,054,000
                                                ------------      ------------       ------------      ------------
INTEREST EXPENSE:
Deposits                                           1,793,000         1,496,000          3,447,000         2,667,000
Other                                                215,000           122,000            621,000           244,000
                                                ------------      ------------       ------------      ------------
Total interest expense                             2,008,000         1,618,000          4,068,000         2,911,000
                                                ------------      ------------       ------------      ------------
Net interest income                                4,998,000         4,013,000          9,679,000         7,143,000
Provision for loan losses                            108,000           150,000            216,000           400,000
                                                ------------      ------------       ------------      ------------
Net interest income after
  provision for loan losses                        4,890,000         3,863,000          9,463,000         6,743,000
                                                ------------      ------------       ------------      ------------
OTHER OPERATING INCOME:
Service charges                                      540,000           423,000          1,009,000           807,000
Other                                                 33,000            66,000            129,000           129,000
                                                ------------      ------------       ------------      ------------
Total other operating income                         573,000           489,000          1,138,000           936,000
                                                ------------      ------------       ------------      ------------
OTHER OPERATING EXPENSES:
Salaries and employee benefits                     1,951,000         1,673,000          3,834,000         3,086,000
Occupancy                                            371,000           350,000            749,000           646,000
Professional services                                342,000           596,000            662,000         1,010,000
Furniture and equipment                              290,000           282,000            574,000           486,000
Other real estate owned, net                          45,000           122,000             77,000           206,000
Loss on sale of investment securities                  9,000           110,000              9,000           136,000
Goodwill and other intangible amortization            99,000            75,000            179,000           103,000
Other                                                621,000           614,000          1,203,000         1,031,000
                                                ------------      ------------       ------------      ------------
Total other operating expenses                     3,728,000         3,822,000          7,287,000         6,704,000
                                                ------------      ------------       ------------      ------------
Earnings before income taxes                       1,735,000           530,000          3,314,000           975,000
Net income taxes (benefit)                           725,000          (978,000)         1,390,000        (1,257,000)
                                                ------------      ------------       ------------      ------------
Net earnings                                    $  1,010,000      $  1,508,000       $  1,924,000      $  2,232,000
                                                ============      ============       ============      ============
Primary earnings per share                      $       0.36      $       0.55       $       0.69      $       0.82
                                                ============      ============       ============      ============
Fully diluted earnings per share                $       0.33      $       0.48       $       0.64      $       0.74
                                                ============      ============       ============      ============


See accompanying notes to consolidated financial statements.

                         FP BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 Six Months Ended June 30,
                                                                              -------------------------------
                                                                                  1997               1996
                                                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                  $  1,924,000       $  2,232,000
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Depreciation and amortization                                                    741,000            581,000
  Provision for loan losses                                                        216,000            400,000
  Provision for losses on other real estate owned                                   31,000            143,000
  Gain on sale of other real estate owned                                           (4,000)           (10,000)
  Loss on sale of investment securities available for sale                           9,000            136,000
  Increase in accrued interest and other assets                                   (465,000)          (615,000)
  Decrease in accrued expenses and other liabilities                              (707,000)          (693,000)
  (Decrease) increase in deferred loan origination fees                             (8,000)            63,000
                                                                              ------------       ------------
Net cash provided by operating activities                                        1,737,000          2,237,000
                                                                              ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in loans outstanding                                                (15,209,000)        (4,827,000)
  Proceeds on sale of other real estate owned                                      808,000          1,856,000
  Net maturities of interest-earning deposits                                           --            396,000
  Maturities of investment securities available for sale                         3,137,000          2,345,000
  Maturities of investment securities held to maturity                              81,000            278,000
  Purchase of investment securities available for sale                          (5,884,000)        (7,047,000)
  Purchase of investment securities held to maturity                            (4,984,000)                --
  Proceeds from sale of investment securities available for sale                 2,973,000          8,995,000
  Decrease in receivable from ESOP                                                      --            100,000
  Capital expenditures for premises and equipment                                 (466,000)          (783,000)
  Net cash acquired in merger/acquisition                                       14,042,000          5,302,000
                                                                              ------------       ------------
Net cash (used in) provided by investing activities                             (5,502,000)         6,615,000
                                                                              ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in interest-bearing deposits                                     12,563,000          2,928,000
  Net increase in noninterest-bearing deposits                                   6,877,000          1,591,000
  Proceeds from exercise of stock options                                            7,000              5,000
  Decrease in Federal funds purchased                                           (8,802,000)                --
  Decrease in other borrowings                                                  (4,950,000)                --
                                                                              ------------       ------------
Net cash provided by financing activities                                        5,695,000          4,524,000
                                                                              ------------       ------------
Net increase in cash and cash equivalents                                        1,930,000         13,376,000
Cash and cash equivalents at beginning of period                                22,919,000         16,293,000
                                                                              ------------       ------------
Cash and cash equivalents at end of period                                    $ 24,849,000       $ 29,669,000
                                                                              ============       ============
                                                                                                  (continued)

                         FP BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS - continued


                                                                                 Six Months Ended June 30,
                                                                              -------------------------------
                                                                                  1997               1996
                                                                              ------------       ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest                                                                     $  4,228,000       $  2,943,000
 Income taxes                                                                 $     79,000       $     26,000
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Transfer from loans to other real estate owned                               $  1,652,000       $    229,000
 Change in unrealized holding gains (losses) on investment securities
   available for sale, net of tax effect                                      $     80,000       $   (568,000)
                                                                              ============       ============


See accompanying notes to consolidated financial statements.

                                FP BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include the accounts of FP Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Pacific National Bank ("FPNB"). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements as of June 30, 1997 and for the six-month periods ended June 30, 1997 and 1996 are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. The results of operations for the six-month period ended June 30, 1997 are not necessarily indicative of the results for the entire year ending December 31, 1997.

2. Primary earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents and are used in the primary earnings per share calculations unless they are antidilutive. The weighted average numbers of shares used for the primary earnings per share calculations for the three-month periods ended June 30, 1997 and 1996 were 2,811,000 and 2,718,000, respectively. The weighted average numbers of shares used for the primary earnings per share calculations for the six-month periods ended June 30, 1997 and 1996 were 2,805,000 and 2,715,000, respectively.

     Fully diluted earnings per share is computed by dividing net earnings, subject to certain adjustments, by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities. Stock options are considered to be common stock equivalents and are used in the fully diluted earnings per share calculations unless they are antidilutive. The subordinated convertible debentures are considered to be other potentially dilutive securities and are used in the fully diluted earnings per share calculations unless they are antidilutive. The adjusted net earnings used for the fully diluted earnings per share calculations for the three-month periods ended June 30, 1997 and 1996 were $1,072,000 and $1,517,000, respectively. The weighted average numbers of shares used for the fully diluted earnings per share calculations for the three-month periods ended June 30, 1997 and 1996 were 3,274,000 and 3,179,000, respectively. The adjusted net earnings used for the fully diluted earnings per share calculations for the six-month periods ended June 30, 1997 and 1996 were $2,089,000 and $2,361,000, respectively. The weighted average numbers of shares used for the fully diluted earnings per share calculations for the six-month periods ended June 30, 1997 and 1996 were 3,274,000 and 3,179,000, respectively.

3. On February 21, 1997, the Company completed its acquisition of the Wells Fargo Bank Valley Center branch, located in Valley Center in San Diego County, California (the "Wells Acquisition"). The acquisition was accounted for under the purchase accounting method. As a result of this transaction, deposits increased by $16,838,000 and a core deposit intangible of $1,038,000 was recorded.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this report that state the Company's or management's intentions, beliefs, expectations or predictions of the future are forward-looking statements. The Company's actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in the Company's Form 10-KSB. A copy of that filing may be obtained by contacting the Company or the SEC.

OVERVIEW

The financial position and the results of operations as of June 30, 1997 reflect the Wells Acquisition on February 21, 1997.

The Company's net earnings for the quarter ended June 30, 1997 were $1,010,000 or $.33 fully diluted earnings per share, compared to net earnings of $1,508,000 or $.48 fully diluted earnings per share for the same quarter in 1996. The Company's return on average assets and return on average stockholders' equity were .31% and 4.54%, respectively, for the quarter ended June 30, 1997 as compared to .56% and 8.40%, respectively, for the same period in 1996. Although net earnings decreased $498,000 or 33.02%, growth in pretax earnings was $1,205,000 or 227.36% for the quarter ended June 30, 1997 as compared to the same period in 1996, due to the fact that the Company became taxable at an effective rate of approximately 42% in 1997 as compared to having recorded a net income tax benefit of $978,000 in 1996. The increase in pretax earnings was primarily due to growth accomplished through the Wells Acquisition, internal loan and deposit growth and a reduction in other real estate owned ("OREO") expenses and other noninterest expenses during the year.

The Company's net earnings for the six-month period ended June 30, 1997 were $1,924,000 or $.64 fully diluted earnings per share, compared to net earnings of $2,232,000 or $.74 fully diluted earnings per share for the same period in 1996. The Company's return on average assets and return on average stockholders' equity were .59% and 8.82%, respectively, for the six-month period ended June 30, 1997 as compared to .93% and 12.69%, respectively, for the same period in 1996. Although net earnings decreased $308,000 or 13.80%, growth in pretax earnings was $2,339,000 or 239.90% for the six-month period ended June 30, 1997 as compared to the same period in 1996, due to the fact that the Company became taxable at an effective rate of approximately 42% in 1997 as compared to having recorded a net income tax benefit of $1,257,000 in 1996. The increase in pretax earnings was primarily due to growth accomplished through the RB Merger and the Wells Acquisition, internal loan and deposit growth and a reduction in other real estate owned ("OREO") expenses and other noninterest expenses during the year.

Total assets increased $23,848,000 or 7.73% from $308,585,000 as of December 31, 1996 to $332,433,000 as of June 30, 1997. The increase in asset size was primarily a result of the Wells Acquisition and strong loan growth. Net loans increased $14,994,000 or 7.11% to $225,870,000 as of June 30, 1997 from
$210,876,000 as of December 31, 1996, due to an increase in new loan volume during the first six months of 1997. Total investment securities increased $4,630,000 or 8.17% from December 31, 1996 to a balance of $61,314,000. Deposits of $300,820,000 as of June 30, 1997 increased $36,299,000 or 13.72% from
$264,521,000 as of December 31, 1996. Deposits of $16,838,000 were acquired in the Wells Acquisition and the balance of the increase since December 31, 1996 was attributed to internal growth in deposits generated at branches throughout the FPNB franchise. The growth in deposits resulted in a decrease in Federal funds purchased and other borrowings of $13,752,000 or 82.09% since December 31, 1996.

NET INTEREST INCOME

Net interest income before provision for loan losses increased $985,000 or 24.55% for the quarter ended June 30, 1997 as compared to the same period in 1996. Net interest income is affected by changes in average rates, average volumes of interest-earning assets and average volumes of interest-bearing liabilities. The purchase of

$9,000,000 in real estate loans in October 1996 and significant new loan volume during the period contributed to the increase in net interest income during 1997 as compared to 1996. Changes in the interest rate environment, including a 25 basis point rate increase implemented by the Federal Reserve Bank in February 1997, and the Company's cost of funds also affected net interest income.

Net interest income before provision for loan losses increased $2,536,000 or 35.50% for the six-month period ended June 30, 1997 as compared to the same period in 1996. Net interest income is affected by changes in average rates, average volumes of interest-earning assets and average volumes of interest-bearing liabilities. On April 1, 1996, $42,498,000 of net loans and $43,982,000 of interest-bearing deposits were acquired in the RB Merger, which contributed to the increase in net interest income during 1997 as compared to 1996. The purchase of $9,000,000 in real estate loans in October 1996 and significant new loan volume contributed to the increase as well. Changes in the interest rate environment, including a 25 basis point rate increase implemented by the Federal Reserve Bank in February 1997, and the Company's cost of funds also affected net interest income.

The weighted-average rate earned on interest-earning assets for the quarter ended June 30, 1997 increased to 9.76% from 9.61% for the same period in 1996. Average loans outstanding during the quarter ended June 30, 1997 were $227,235,000, which earned interest at an average rate of 10.50% as compared to average loans outstanding of $193,586,000 which earned a rate of 10.37% during the same period in 1996. Average Federal funds sold were $521,000, which earned an average rate of 5.39% for the three months ended June 30, 1997 as compared to $8,675,000 which earned 4.87% during the same quarter in 1996. Conversely, taxable investment securities had an aggregate average balance of $58,776,000 and earned 7.04% for the three months ended June 30, 1997 as compared to $33,266,000 which earned 6.41% during the same period in 1996. Nontaxable investment securities had an aggregate average balance of $1,457,000 which earned 5.51% for the three months ended June 30, 1997. There were no nontaxable investment securities during 1996. The increase in the Company's yield on investment securities was the result of an ongoing restructuring of the investment portfolio into higher-yielding securities during 1996 and 1997.

The weighted-average rate earned on interest-earning assets for the six months ended June 30, 1997 increased to 9.68% from 9.58% for the same period in 1996. Average loans outstanding during the six months ended June 30, 1997 were $224,213,000, which earned interest at an average rate of 10.41% as compared to average loans outstanding of $169,582,000 which also earned a rate of 10.41% during the same period in 1996. Average Federal funds sold were $1,210,000, which earned an average rate of 5.00% for the six months ended June 30, 1997 as compared to $7,397,000 which also earned 5.00% during the same quarter in 1996. Taxable investment securities had an aggregate average balance of $60,227,000 and earned 7.10% for the six months ended June 30, 1997 as compared to $33,982,000 which earned 6.42% during the same period in 1996. Nontaxable investment securities had an aggregate average balance of $733,000 which earned 5.50% for the six months ended June 30, 1997. There were no nontaxable investment securities during 1996. The increase in the Company's yield on investment securities was the result of an ongoing restructuring of the investment portfolio into higher-yielding securities during 1996 and 1997.

The weighted-average rate paid on interest-bearing liabilities increased to 3.42% for the quarter ended June 30, 1997 from 3.33% for the quarter ended June 30, 1996. Average outstanding interest-bearing deposits of $224,553,000 for the quarter ended June 30, 1997 were paid an average rate of 3.20% as compared to average outstanding interest-bearing deposits of $190,911,000 which were paid an average rate of 3.15% for the same period in 1996. Debentures and other borrowings had an average outstanding balance of $11,092,000 and paid 7.77% for the three-month period ended June 30, 1997 as compared to an average balance of $4,701,000 which paid 10.44% for the three-month period ended June 30, 1996.

The weighted-average rate paid on interest-bearing liabilities increased to 3.47% for the six months ended June 30, 1997 from 3.34% for the six months ended June 30, 1996. Average outstanding interest-bearing deposits of $218,190,000 for the six months ended June 30, 1997 were paid an average rate of 3.19% as compared to average outstanding interest-bearing deposits of $170,495,000 which were paid an average rate of 3.15% for the same period in 1996. Debentures and other borrowings had an average outstanding balance of $18,251,000 and paid 6.86% for the six-month period ended June 30, 1997 as compared to an average balance of $4,673,000 which paid 10.50% for the six-month period ended June 30, 1996.

The following table presents, for the periods indicated, a summary of changes in interest income and interest expense for the major categories of average interest-earning assets and average interest-bearing liabilities and the amounts of change attributable to variations in volume and in interest rates.

                                                            Three Months Ended June 30,             Six Months Ended June 30,
                                                              1997 compared to 1996                   1997 compared to 1996
                                                        ----------------------------------      -----------------------------------
                                                                  (in thousands)                          (in thousands)
                                                                Increase (Decrease)                     Increase (Decrease)
                                                        ----------------------------------      -----------------------------------
                                                          Volume       Rate          Net         Volume         Rate         Net
                                                        ---------    --------     ---------     ---------     --------    ---------
Interest earned on interest-earning assets:
   Loans(1)                                             $     870    $     86     $     956     $   2,820     $    (23)   $   2,797
   Taxable investment securities                              408          93           501           836          198        1,034
   Nontaxable investment securities                             -          20            20             -           20           20
   Interest-earning deposits                                   (4)          -            (4)           (4)           -           (4)
   Federal funds sold                                         (99)          1           (98)         (153)          (1)        (154)
                                                        ---------    --------     ---------     ---------     --------    ---------
       Total interest on interest-earning assets            1,175         200         1,375         3,499          194        3,693

Interest paid on interest-bearing liabilities:
   Interest-bearing deposits:
    Savings and time                                          139          26           165           458           14          472
    Interest-bearing demand                                   107          25           132           274           34          308
                                                        ---------    --------     ---------     ---------     --------    ---------
Total interest-bearing deposits                               246          51           297           732           48          780
Debentures and Federal funds purchased                        166         (73)           93           707         (330)         377
                                                        ---------    --------     ---------     ---------     --------    ---------
      Total interest on interest-bearing liabilities          412         (22)          390         1,439         (282)       1,157
                                                        ---------    --------     ---------     ---------     --------    ---------
Change in net interest income                           $     763    $    222     $     985     $   2,060     $    476    $   2,536
                                                        =========    ========     =========     =========     ========    =========


----------
(1) Nonaccrual loans are included in the loan totals used in the calculation of this table.

Interest income on loans includes the accretion of loan fees resulting from the Company's lending activities. Net fees included in interest income for the three months ended June 30, 1997 and 1996 were $325,000 and $231,000, respectively. Net fees included in interest income for the six months ended June 30, 1997 and 1996 were $556,000 and $367,000, respectively.

OTHER OPERATING INCOME

Other operating income was $573,000 for the quarter ended June 30, 1997 as compared to $489,000 for the same period in 1996, an increase of $84,000 or 17.18%. Service charges increased by $117,000 or 27.66% while all other operating income decreased $33,000 or 50.00%. The increase in service charges and other operating income during the three-month period ended June 30, 1997 as compared to the same period in 1996 was due to the Wells Acquisition and significant deposit growth during the period.

Other operating income was $1,138,000 for the six months ended June 30, 1997 as compared to $936,000 for the same period in 1996, an increase of $202,000 or 21.58%. Service charges increased by $202,000 or 25.03% while all other operating income remained consistent at $129,000 for both the 1997 and 1996 periods. The increase in service charges during the six-month period ended June 30, 1997 as compared to the same period in 1996 was due to the Wells Acquisition and significant deposit growth during the period.

OTHER OPERATING EXPENSES

Total other operating expenses for the quarter ended June 30, 1997 were $3,728,000, a decrease of $94,000 or 2.46% as compared to the same quarter in 1996. The primary reason for the decrease was a decrease of $101,000 in the loss on sale of investment securities resulting from the repositioning of the investment portfolio into higher yielding securities during the quarter ended June 30, 1996. Increases of $278,000 or 16.62% in salaries and benefits, $29,000 or 4.59% in occupancy and furniture and equipment, and $7,000 or 1.14% in other expenses were due to company growth during the period. Amortization of goodwill and other intangibles increased $24,000 or 32.00% due to a core deposit intangible recorded as a result of the Wells Acquisition. These increases were offset by a decrease of $254,000 or 42.62% in professional services primarily due to the elimination of third party data processing expense as a result of bringing the function in-house in July 1996 and to a reduction in legal expenses. Other real estate owned expense decreased by $77,000 or 63.11% due to a reduction in other real estate owned.

Total other operating expenses for the six months ended June 30, 1997 were $7,287,000, an increase of $583,000 or 8.70% as compared to the same period in 1996. Increases of $748,000 or 24.24% in salaries and benefits, $191,000 or 16.87% in occupancy and furniture and equipment, and $172,000 or 16.68% in other expenses were due to company growth during the period. Amortization of goodwill and other intangibles increased $76,000 or 73.79% due to goodwill recorded in the RB Merger on April 1, 1996 and a core deposit intangible recorded as a result of the Wells Acquisition. These increases were offset by a decrease of $348,000 or 34.46% in professional services primarily due to the elimination of third party data processing expense as a result of bringing the function in-house in July 1996 and to a reduction in legal expenses. In addition, there was a decrease in the loss on sale of investment securities of $127,000 resulting from the repositioning of the investment portfolio into higher yielding securities during 1996. Other real estate owned expense decreased by $129,000 or 62.62% due to a reduction in other real estate owned.

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

A provision for loan losses of $108,000 was recorded for the quarter ended June 30, 1997 as compared to $150,000 recorded in the second quarter of 1996. A provision for loan losses of $216,000 was recorded for the six months ended June 30, 1997 as compared to $400,000 recorded in the same period in 1996. Based on a review of the loan portfolio and considering historical experience with regard to potential loan losses, the provisions were necessary so that the allowances for loan losses as of June 30, 1997 and 1996 were adequate to absorb potential losses.

As of June 30, 1997, the allowance for loan losses totaled $2,814,000 or 1.23% of total loans outstanding as compared to $3,121,000 or 1.46% of total loans outstanding as of December 31, 1996. Based on management's evaluation of the loan portfolio and considering the factors mentioned above, management believes that the allowance for loan losses was adequate as of June 30, 1997. However, there is no assurance that future changes in economic conditions or the other factors mentioned above will not require that additional provisions be made.

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

                                                                               (in thousands)
                                                                    June 30, 1997       December 31, 1996
                                                                    -------------       -----------------
NONPERFORMING LOANS:
Loans greater than 90 days past due and still accruing interest            $  725                  $  774
Loans on nonaccrual                                                           703                   1,374
                                                                           ------                  ------
Total nonperforming loans                                                   1,428                   2,148
Other real estate owned                                                     2,146                   1,329
                                                                           ------                  ------
Total Nonperforming Assets                                                 $3,574                  $3,477
                                                                           ======                  ======


Nonperforming assets totaled $3,574,000 or 1.08% of total assets as of June 30, 1997, as compared to $3,477,000 or 1.13% as of December 31, 1996.

INCOME TAXES

Income tax expense for the first quarter of 1997 was $725,000 as compared to an income tax benefit of $978,000 recorded during the same period in 1996. Income tax expense for the six months ended June 30, 1997 was $1,390,000 as compared to an income tax benefit of $1,257,000 recorded during the same period in 1996. Net income tax benefits recorded in 1996 represented the last of the significant income tax benefits recorded by the Company as a result of prior years' net operating losses.

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

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Liquidity is provided by cash and due from banks, Federal funds sold, investments available for sale, interest-earning deposits in other financial institutions and loan repayments. The Company's total liquid assets as a percentage of deposits and short-term borrowings totaled 23.70% and 25.00% as of June 30, 1997 and December 31, 1996, respectively.

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

The Federal Reserve Board (the "FRB") in December 1988, the Office of the Comptroller of the Currency (the "OCC") in January 1989 and the Federal Deposit Insurance Corporation in March 1989 adopted risk-based capital adequacy guidelines for bank holding companies and banks. The risk-based capital adequacy guidelines establish a risk-based capital ratio based on the overall risk of the entity determined by assigning various weighted risks to each balance sheet asset and certain off-balance sheet commitments, adding up all of the weighted risk amounts, and dividing Tier 1 capital (capital, surplus and retained earnings) into the risk-weighted assets. As of June 30, 1997, the Company's Tier I risk-based capital to risk-weighted assets totaled 7.68% as compared to 7.47% as of December 31, 1996, and the Company's total capital to risk-weighted assets totaled 8.85% as compared to 8.72% as of December 31, 1996. As of June 30, 1997, FPNB's Tier I risk-based capital to risk-weighted assets totaled 8.95% as compared to 8.79% as of December 31, 1996, and FPNB's total capital to risk-weighted assets totaled 10.12% as compared to 10.04% as of December 31, 1996.

The FRB and the OCC adopted leverage requirements effective January 1, 1992 which apply in addition to the risk-based capital requirements. Under these requirements, bank holding companies and national banking associations are required to maintain core capital of at least 3% of total assets. On June 30, 1997 and December 31, 1996, the Company's core capital to total assets stood at 5.64% and 5.54%, respectively. On June 30, 1997 and December 31, 1996, FPNB's core capital to total assets stood at 6.57% and 6.52%, respectively.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 27, 1997 at 5:30 p.m. at the California Center for the Arts, 340 North Escondido Boulevard, Escondido, California. There were 2,066,841 shares represented at the meeting by proxy or in person, constituting a quorum of all stockholders of the Company.

The following proposals were approved at the Company's Annual Meeting of
Stockholders:

                                                                   Votes       Votes        Broker
                                                  Votes for       Against     Withheld    Non-votes
                                                  ---------       -------     --------    ---------

1.      Election of seven persons to serve as
        Directors of the Company, each
        with a two year term.                     2,055,687            0        11,154         0

2.      Ratification of the appointment of
        KPMG Peat Marwick LLP as the
              independent auditor for 1997.       2,060,406        1,617         4,818         0

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

FP Bancorp, Inc.



By:  /s/ MICHAEL J. PERDUE
     -------------------------------------
     Michael J. Perdue
     Executive Vice President and
     Chief Operating Officer
     (duly authorized officer and
     principal financial officer)

Dated:   August 11, 1997