Form 10QSB
period 1997-09-30
FP BANCORP INC
filed 1997-11-07
CIK 731804

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

                For the quarterly period ended September 30, 1997

                                       OR

               ( ) TRANSITION REPORT UNDER SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------

                         Commission File Number 0-17650


                                FP Bancorp, Inc.
        (Exact name of small business issuer as specified in its charter)


            Delaware                                        33-0018976
---------------------------------                      ----------------------
(State or other jurisdiction                              (IRS Employer
of incorporation or organization)                      Identification Number)


613 West Valley Parkway, Escondido,  California                  92025-4929
-----------------------------------------------                  ----------
(Address of principal executive offices)                         (ZIP Code)

     (760) 741-3312
---------------------------
(Issuer's telephone number)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                   Yes X No __

As of September 30, 1997, the number of shares outstanding of the Registrant's only class of common stock was 2,777,830.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         FP BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                                                 September 30, 1997  December 31, 1996
------------------------------------------------------------------     ------------------  -----------------
Cash and due from banks                                                   $ 27,912,000       $ 22,919,000
Investment securities available for sale                                    61,425,000         47,405,000
Investment securities held to maturity                                      20,112,000          9,279,000
Loans, net of allowance for loan losses of $2,922,000 as of
       September 30, 1997 and $3,121,000 as of December 31, 1996           229,562,000        210,876,000
Premises and equipment, net                                                  7,623,000          7,672,000
Other real estate owned, net                                                 1,545,000          1,329,000
Goodwill and other intangibles, net                                          4,085,000          3,431,000
Accrued interest and other assets                                            6,236,000          5,674,000
------------------------------------------------------------------     ----------------  -----------------
                                                                         $ 358,500,000      $ 308,585,000
==================================================================     ================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------
Deposits:
  Noninterest-bearing                                                     $ 73,994,000       $ 59,541,000
  Interest-bearing                                                         240,868,000        204,980,000
------------------------------------------------------------------     ----------------  -----------------
    Total deposits                                                         314,862,000        264,521,000
------------------------------------------------------------------     ----------------  -----------------
Federal funds purchased                                                      7,050,000         11,802,000
Other borrowings                                                             5,000,000          4,950,000
Accrued expenses and other liabilities                                       2,137,000          1,759,000
Subordinated debentures                                                      4,575,000          4,575,000
------------------------------------------------------------------     ----------------  -----------------
Total liabilities                                                          333,624,000        287,607,000
------------------------------------------------------------------     ----------------  -----------------
Stockholders' equity:
 Common stock, par value $.001, authorized 4,000,000 shares;
   issued and outstanding 2,777,830 as of September 30, 1997
   and 2,653,641 as of December 31, 1996                                         3,000              3,000
Additional paid-in capital                                                  25,219,000         24,571,000
Accumulated deficit                                                           (601,000)        (3,702,000)
Unrealized gains on investment securities available for sale, net              255,000            106,000
------------------------------------------------------------------     ----------------  -----------------
Total stockholders' equity                                                  24,876,000         20,978,000
------------------------------------------------------------------     ----------------  -----------------
                                                                         $ 358,500,000      $ 308,585,000
==================================================================     ================  =================

          See accompanying notes to consolidated financial statements.

                         FP BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                             Three Months Ended                 Nine Months Ended
                                                September 30,                     September 30,
                                          ---------------------------    ------------------------------
                                              1997           1996             1997            1996
-------------------------------------     ------------   ------------    --------------  --------------
INTEREST INCOME:
Interest and fees on loans                $ 5,952,000    $ 4,935,000      $ 17,530,000    $ 13,716,000
Federal funds sold                             94,000        201,000           124,000         385,000
Interest-earning deposits                           -          1,000                 -           5,000
Investment securities:
  Taxable                                   1,076,000        737,000         3,195,000       1,822,000
  Nontaxable                                   74,000              -            94,000               -
-------------------------------------     ------------   ------------    --------------  --------------
Total interest income                       7,196,000      5,874,000        20,943,000      15,928,000
-------------------------------------     ------------   ------------    --------------  --------------
INTEREST EXPENSE:
Deposits                                    2,006,000      1,657,000         5,453,000       4,324,000
Other                                         140,000        121,000           761,000         365,000
-------------------------------------     ------------   ------------    --------------  --------------
Total interest expense                      2,146,000      1,778,000         6,214,000       4,689,000
-------------------------------------     ------------   ------------    --------------  --------------
Net interest income                         5,050,000      4,096,000        14,729,000      11,239,000
Provision for loan losses                     108,000        150,000           324,000         550,000
-------------------------------------     ------------   ------------    --------------  --------------
Net interest income after
  provision for loan losses                 4,942,000      3,946,000        14,405,000      10,689,000
-------------------------------------     ------------   ------------    --------------  --------------
OTHER OPERATING INCOME:
Service charges                               587,000        483,000         1,596,000       1,290,000
Gain on sale of investment securities          19,000              -            20,000               -
Other                                          45,000         14,000           173,000         143,000
-------------------------------------     ------------   ------------    --------------  --------------
Total other operating income                  651,000        497,000         1,789,000       1,433,000
-------------------------------------     ------------   ------------    --------------  --------------
OTHER OPERATING EXPENSES:
Salaries and employee benefits              1,869,000      1,726,000         5,703,000       4,812,000
Occupancy                                     486,000        388,000         1,148,000       1,034,000
Professional services                         257,000        463,000         1,006,000       1,473,000
Furniture and equipment                       274,000        315,000           848,000         801,000
Other real estate owned, net                   17,000         19,000            94,000         225,000
Loss on sale of investment securities               -          9,000             9,000         145,000
Goodwill and other intangible amortization     97,000         75,000           276,000         178,000
Other                                         575,000        484,000         1,778,000       1,515,000
-------------------------------------     ------------   ------------    --------------  --------------
Total other operating expenses              3,575,000      3,479,000        10,862,000      10,183,000
-------------------------------------     ------------   ------------    --------------  --------------
Earnings before income taxes                2,018,000        964,000         5,332,000       1,939,000
Income taxes (benefit)                        841,000         (5,000)        2,231,000      (1,262,000)
-------------------------------------     ------------   ------------    --------------  --------------
Net earnings                              $ 1,177,000      $ 969,000       $ 3,101,000     $ 3,201,000
=====================================     ============   ============    ==============  ==============
Primary earnings per share                     $ 0.41         $ 0.36            $ 1.10          $ 1.18
=====================================     ============   ============    ==============  ==============
Fully diluted earnings per share               $ 0.37         $ 0.32            $ 1.00          $ 1.07
=====================================     ============   ============    ==============  ==============

          See accompanying notes to consolidated financial statements.

                         FP BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Nine Months Ended September 30,
                                                                --------------------------------
                                                                     1997             1996
-----------------------------------------------------------     ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                       $ 3,101,000      $ 3,201,000
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Depreciation and amortization                                      1,077,000          914,000
  Provision for loan losses                                            324,000          550,000
  Provision for losses on other real estate owned                       33,000          152,000
  Gain on sale of other real estate owned                              (38,000)         (17,000)
  (Gain) loss on sale of investment securities available for sale      (11,000)         145,000
  Increase in accrued interest and other assets                       (626,000)        (876,000)
  (Decrease) increase in accrued expenses and other liabilities        303,000         (665,000)
  (Decrease) increase in deferred loan origination fees                (57,000)          13,000
-----------------------------------------------------------     ---------------  ---------------
Net cash provided by operating activities                            4,106,000        3,417,000
-----------------------------------------------------------     ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in loans outstanding                                    (19,025,000)     (12,318,000)
  Proceeds on sale of other real estate owned                        1,506,000        2,346,000
  Net maturities of interest-earning deposits                                -          396,000
  Maturities of investment securities available for sale             4,420,000        2,814,000
  Maturities of investment securities held to maturity                 222,000          384,000
  Purchase of investment securities available for sale             (25,080,000)     (23,431,000)
  Purchase of investment securities held to maturity               (11,036,000)               -
  Proceeds from sale of investment securities available for sale     6,828,000       10,992,000
  Decrease in receivable from ESOP                                           -          100,000
  Capital expenditures for premises and equipment                     (418,000)      (1,149,000)
  Net cash acquired in merger/acquisition                           14,042,000        5,302,000
-----------------------------------------------------------     ---------------  ---------------
Net cash used in investing activities                              (28,541,000)     (14,564,000)
-----------------------------------------------------------     ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in interest-bearing deposits                         23,473,000       13,310,000
  Net increase in noninterest-bearing deposits                      10,009,000       11,602,000
  Proceeds from exercise of stock options                              648,000           15,000
  Decrease in Federal funds purchased                               (4,752,000)               -
  Decrease in other borrowings                                          50,000                -
-----------------------------------------------------------     ---------------  ---------------
Net cash provided by financing activities                           29,428,000       24,927,000
-----------------------------------------------------------     ---------------  ---------------
Net increase in cash and cash equivalents                            4,993,000       13,780,000
Cash and cash equivalents at beginning of period                    22,919,000       16,293,000
-----------------------------------------------------------     ---------------  ---------------
Cash and cash equivalents at end of period                        $ 27,912,000     $ 30,073,000
===========================================================     ===============  ===============
                                                                                    (continued)

                         FP BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                                  (UNAUDITED)

                                                                Nine Months Ended September 30,
                                                                --------------------------------
                                                                     1997             1996
                                                                ---------------  ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
    Interest                                                    $     6,278,000  $     4,834,000
    Income taxes                                                $       118,000  $        33,000
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
    Transfer from loans to other real estate owned              $     1,717,000  $       467,000
    Loans to facilitate sale of other real estate owned         $        -       $        95,000
    Change in unrealized gains (losses) on investment
     securities available for sale, net of tax effect           $       149,000  $      (520,000)
===========================================================     ===============  ===============




          See accompanying notes to consolidated financial statements.

                                FP BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The consolidated  financial  statements  include the accounts of FP
    Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Pacific National Bank ("FPNB"). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements as of September 30, 1997 and for the three- and nine-month periods ended September 30, 1997 and 1996 are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. The results of operations for the nine-month period ended September 30, 1997 are not necessarily indicative of the results for the entire year ending December 31, 1997.

2. Primary earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents and are used in the primary earnings per share calculations unless they are antidilutive. The weighted average numbers of shares used for the primary earnings per share calculations for the three-month periods ended September 30, 1997 and 1996 were 2,862,000 and 2,724,000, respectively. The weighted average numbers of shares used for the primary earnings per share calculations for the nine-month periods ended September 30, 1997 and 1996 were 2,826,000 and 2,715,000, respectively.

    Fully diluted earnings per share is computed by dividing net earnings, subject to certain adjustments, by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities. Stock options are considered to be common stock equivalents and are used in the fully diluted earnings per share calculations unless they are antidilutive. The subordinated convertible debentures are considered to be other potentially dilutive securities and are used in the fully diluted earnings per share calculations unless they are antidilutive. The adjusted net earnings used for the fully diluted earnings per share calculations for the three-month periods ended September 30, 1997 and 1996 were $1,223,000 and $1,029,000, respectively. The weighted average numbers of shares used for the fully diluted earnings per share calculations for the three-month periods ended September 30, 1997 and 1996 were 3,289,000 and 3,195,000, respectively. The adjusted net earnings used for the fully diluted earnings per share calculations for the nine-month periods ended September 30, 1997 and 1996 were $3,266,000 and $3,415,000, respectively. The weighted average numbers of shares used for the fully diluted earnings per share calculations for the nine-month periods ended September 30, 1997 and 1996 were 3,271,000 and 3,187,000, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this report that state the Company's or management's intentions, beliefs, expectations or predictions of the future are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in the Company's Form 10-KSB. Copies of that filing may be obtained by contacting the Company or the SEC, or may be accessed via the Internet at www.nasdaq.com or www.sec.gov.

OVERVIEW

The financial position and the results of operations as of and for the three- and nine-month periods ended September 30, 1997 reflect the Wells Acquisition on February 21, 1997.

The Company's net earnings for the quarter ended September 30, 1997 were $1,177,000 or $.37 per fully diluted share, compared to net earnings of $969,000 or $.32 per fully diluted share for the same quarter in 1996. The Company's return on average assets and return on average stockholders' equity were .34% and 4.82%, respectively, for the quarter ended September 30, 1997 as compared to
 .34% and 5.01%, respectively, for the same period in 1996. Net earnings increased $208,000 or 21.47% for the quarter ended September 30, 1997 as compared to the same period in 1996, despite the fact that the Company became taxable at an effective rate of approximately 42% in 1997 as compared to having recorded a net income tax benefit of $5,000 in 1996. The increase in pretax earnings of $1,054,000 or 109.34% was primarily due to growth accomplished through the Wells Acquisition, internal loan and deposit growth and a reduction in other real estate owned ("OREO") expenses and other noninterest expenses during the year.

The Company's net earnings for the nine-month period ended September 30, 1997 were $3,101,000 or $1.00 per fully diluted share, compared to net earnings of $3,201,000 or $1.07 per fully diluted share for the same period in 1996. The Company's return on average assets and return on average stockholders' equity were .94% and 13.67%, respectively, for the nine-month period ended September 30, 1997 as compared to 1.25% and 17.61%, respectively, for the same period in 1996. Although net earnings decreased $100,000 or 3.12%, growth in pretax earnings was $3,393,000 or 174.99% for the nine-month period ended September 30, 1997 as compared to the same period in 1996, due to the fact that the Company became taxable at an effective rate of approximately 42% in 1997 as compared to having recorded a net income tax benefit of $1,262,000 in 1996. The increase in pretax earnings was primarily due to growth accomplished through the RB Merger in April 1996 and the Wells Acquisition, internal loan and deposit growth and a reduction in other real estate owned ("OREO") expenses and other noninterest expenses during the year.

Total assets increased $49,915,000 or 16.18% from $308,585,000 as of December 31, 1996 to $358,500,000 as of September 30, 1997. The increase in asset size was primarily a result of the Wells Acquisition and strong internal deposit growth. Deposits of $314,862,000 as of September 30, 1997 increased $50,341,000 or 19.03% from $264,521,000 as of December 31, 1996. Deposits of $16,838,000
were acquired in the Wells Acquisition and the balance of the increase since December 31, 1996 was attributed to internal growth in deposits generated at branches throughout the FPNB franchise. Net loans increased $18,686,000 or 8.86% to $229,562,000 as of September 30, 1997 from $210,876,000 as of December 31,
1996, due to an increase in new loan volume during the first nine months of 1997. Total investment securities increased $24,853,000 or 43.84% from December 31, 1996 to a balance of $81,537,000. Federal funds purchased and other borrowings decreased by $4,702,000 or 28.07% since December 31, 1996.

NET INTEREST INCOME

Net interest income on a tax equivalent basis ("TE") before provision for loan losses increased $1,000,000 or 24.41% for the quarter ended September 30, 1997 as compared to the same period in 1996. Net interest income is affected by changes in average rates, average volumes of interest-earning assets and average volumes of interest-bearing liabilities. The purchase of $9,000,000 in real estate loans in October 1996 and significant new loan volume during the period contributed to the increase in net interest income during 1997 as compared to

1996. Changes in the interest rate environment, including a 25 basis point rate increase implemented by the Federal Reserve Bank in February 1997, and the Company's cost of funds also affected net interest income.

Net interest income before provision for loan losses increased $3,546,000 or 31.55% for the nine-month period ended September 30, 1997 as compared to the same period in 1996. Net interest income is affected by changes in average rates, average volumes of interest-earning assets and average volumes of interest-bearing liabilities. On April 1, 1996, $42,498,000 of net loans and $43,982,000 of interest-bearing deposits were acquired in the RB Merger, which contributed to the increase in net interest income during 1997 as compared to 1996. The purchase of $9,000,000 in real estate loans in October 1996 and significant new loan volume contributed to the increase as well. Changes in the interest rate environment, including a 25 basis point rate increase implemented by the Federal Reserve Bank in February 1997, and the Company's cost of funds also affected net interest income.

The weighted-average rate earned on interest-earning assets for the quarter ended September 30, 1997 increased to 9.51% from 9.34% for the same period in 1996. Average loans outstanding during the quarter ended September 30, 1997 were $228,231,000, which earned interest at an average rate of 10.37% as compared to average loans outstanding of $192,908,000 which earned a rate of 10.18% during the same period in 1996. Average Federal funds sold were $6,821,000, which earned an average rate of 5.47% for the three months ended September 30, 1997 as compared to $15,778,000 which earned 5.07% during the same quarter in 1996. Conversely, taxable investment securities had an aggregate average balance of $61,436,000 and earned 6.94% for the three months ended September 30, 1997 as compared to $41,445,000 which earned 7.07% during the same period in 1996. Nontaxable investment securities had an aggregate average balance of $5,540,000 which earned 7.88% (TE) for the three months ended September 30, 1997. There were no nontaxable investment securities during 1996.

The weighted-average rate earned on interest-earning assets for the nine months ended September 30, 1997 increased to 9.63% from 9.49% for the same period in 1996. Average loans outstanding during the nine months ended September 30, 1997 were $225,562,000, which earned interest at an average rate of 10.40% as compared to average loans outstanding of $177,410,000 which earned a rate of 10.33% during the same period in 1996. Average Federal funds sold were $3,107,000, which earned an average rate of 5.34% for the nine months ended September 30, 1997 as compared to $10,222,000 which earned 5.03% during the same quarter in 1996. Taxable investment securities had an aggregate average balance of $60,614,000 and earned 7.05% for the nine months ended September 30, 1997 as compared to $36,467,000 which earned 6.67% during the same period in 1996. Nontaxable investment securities had an aggregate average balance of $2,345,000 which earned 7.93% (TE) for the nine months ended September 30, 1997.

The weighted-average rate paid on interest-bearing liabilities increased to 3.46% for the quarter ended September 30, 1997 from 3.42% for the quarter ended September 30, 1996. Average outstanding interest-bearing deposits of $240,347,000 for the quarter ended September 30, 1997 were paid an average rate of 3.31% as compared to average outstanding interest-bearing deposits of $202,089,000 which were paid an average rate of 3.26% for the same period in 1996. Debentures and other borrowings had an average outstanding balance of $5,938,000 and paid 9.35% for the three-month period ended September 30, 1997 as compared to an average balance of $4,575,000 which paid 10.52% for the three-month period ended September 30, 1996.

The weighted-average rate paid on interest-bearing liabilities increased to 3.47% for the nine months ended September 30, 1997 from 3.37% for the nine months ended September 30, 1996. Average outstanding interest-bearing deposits of $225,643,000 for the nine months ended September 30, 1997 were paid an average rate of 3.23% as compared to average outstanding interest-bearing deposits of $181,092,000 which were paid an average rate of 3.19% for the same period in 1996. Debentures and other borrowings had an average outstanding balance of $14,094,000 and paid 7.22% for the nine-month period ended September 30, 1997 as compared to an average balance of $4,640,000 which paid 10.51% for the nine-month period ended September 30, 1996.

The following table presents, for the periods indicated, a summary of changes in interest income and interest expense for the major categories of average interest-earning assets and average interest-bearing liabilities and the amounts of change attributable to variations in volume and in interest rates.



                                        Three Months Ended September   Nine Months Ended September 30,
                                           1997 compared to 1996           1997 compared to 1996
                                        ----------------------------  --------------------------------
                                               (in thousands)                   (in thousands)
                                            Increase (Decrease)              Increase (Decrease)
                                        -----------------------------  --------------------------------
                                         Volume       Rate      Net       Volume      Rate        Net
                                        --------    --------   ------    -------    --------   --------
Interest earned on interest-earning
  assets:
   Loans (1)                             $   906    $   122    $ 1,028    $ 3,720    $   106    $ 3,826
   Taxable investment securities             356        (18)       338      1,205        168      1,373
   Nontaxable investment securities            -        110        110          -        139        139
   Interest-earning deposits                  (1)         -         (1)        (5)         -         (5)
   Federal funds sold                       (114)         7       (107)      (268)         7       (261)
                                         -------    -------    -------    -------    -------    -------
       Total interest on
         interest-earnings assets          1,147        221      1,368      4,652        420      5,072

Interest paid on interest-bearing
  liabilities:
    Interest-bearing deposits:
    Savings and time                         170         39        209        630         52        682
    Interest-bearing demand                  126         13        139        402         45        447
                                         -------    -------    -------    -------    -------    -------
Total interest-bearing deposits              296         52        348      1,032         97      1,129
Debentures and Federal funds purchased        36        (17)        19        743       (347)       396
                                         -------    -------    -------    -------    -------    -------
      Total interest on
        interest-bearing liabilities         332         35        367      1,775       (250)     1,525
                                         -------    -------    -------    -------    -------    -------
Change in net interest income            $   815    $   186    $ 1,001    $ 2,877    $   670    $ 3,547
                                         =======    =======    =======    =======    =======    =======

----------------------------------------
(1) Nonaccrual loans are included in the loan totals used in the calculation of this table.


Interest income on loans includes the accretion of loan fees resulting from the Company's lending activities. Net fees included in interest income for the three months ended September 30, 1997 and 1996 were $268,000 and $180,000, respectively. Net fees included in interest income for the nine months ended September 30, 1997 and 1996 were $824,000 and $547,000, respectively.

OTHER OPERATING INCOME

Other operating income was $651,000 for the quarter ended September 30, 1997 as compared to $497,000 for the same period in 1996, an increase of $154,000 or 30.99%. Service charges increased by $104,000 or 21.53% while all other operating income increased $50,000 or 357.14%. The increase in service charges during the three-month period ended September 30, 1997 as compared to the same period in 1996 was due to the Wells Acquisition and significant deposit growth during the period. The increase in other operating income was primarily a result of a gain on the sale of investment securities of $19,000 and earnings on the cash surrender value of keyman life insurance purchased during 1997.

Other operating income was $1,789,000 for the nine months ended September 30, 1997 as compared to $1,433,000 for the same period in 1996, an increase of $356,000 or 24.84%. Service charges increased by $306,000 or 23.72% and all other operating income increased by $50,000 or 34.97% for the nine months ended September 30, 1997 as compared to the same period in 1996. The increase in service charges during the nine-month period ended September 30, 1997 as compared to the same period in 1996 was due to the Wells Acquisition and significant deposit growth during the period. The increase in other operating income was primarily a result of a gain on the sale of investment securities of $20,000 and earnings on the cash surrender value of keyman life insurance purchased during 1997.

OTHER OPERATING EXPENSES

Total other operating expenses for the quarter ended September 30, 1997 were $3,575,000, an increase of $96,000 or 2.76% as compared to the same quarter in 1996. Increases of $143,000 or 8.29% in salaries and benefits, $57,000 or 8.11% in occupancy and furniture and equipment, and $91,000 or 18.80% in other expenses were due to company growth mitigated by cost control efforts during the period. Amortization of goodwill and other intangibles increased $22,000 or 29.33% due to a core deposit intangible recorded as a result of the Wells Acquisition. These increases were offset by a decrease of $206,000 or 44.49% in professional services primarily due to the elimination of third party data processing expense, which was the result of bringing the function in-house in July 1996, and to a reduction in legal expenses. Other real estate owned expense decreased by $2,000 or 10.53% due to a reduction in other real estate owned.

Total other operating expenses for the nine months ended September 30, 1997 were $10,862,000, an increase of $679,000 or 6.67% as compared to the same period in 1996. Increases of $891,000 or 18.52% in salaries and benefits, $161,000 or 8.77% in occupancy and furniture and equipment, and $263,000 or 17.36% in other expenses were due to company growth mitigated by cost control efforts during the period. Amortization of goodwill and other intangibles increased $98,000 or 55.06% due to goodwill recorded in the RB Merger on April 1, 1996 and a core deposit intangible recorded as a result of the Wells Acquisition. These increases were offset by a decrease of $467,000 or 31.70% in professional services primarily due to the elimination of third party data processing center expense, which was the result of bringing the function in-house in July 1996, and to a reduction in legal expenses. In addition, there was a decrease in the loss on sale of investment securities of $136,000. Other real estate owned expense decreased by $131,000 or 58.22% due to a reduction in other real estate owned.

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

A provision for loan losses of $108,000 was recorded for the quarter ended September 30, 1997 as compared to $150,000 recorded in the third quarter of 1996. A provision for loan losses of $324,000 was recorded for the nine months ended September 30, 1997 as compared to $550,000 recorded in the same period in 1996. Based on a review of the loan portfolio and considering historical experience with regard to potential loan losses, the provisions were necessary so that the allowances for loan losses as of September 30, 1997 and 1996 were adequate to absorb potential losses.

As of September 30, 1997, the allowance for loan losses totaled $2,922,000 or 1.26% of total loans outstanding as compared to $3,121,000 or 1.46% of total loans outstanding as of December 31, 1996. Based on management's evaluation of the loan portfolio and considering the factors mentioned above, management believes that the allowance for loan losses was adequate as of September 30, 1997. However, there is no assurance that future changes in economic conditions or the other factors mentioned above will not require that additional provisions be made.

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


                                                               (in thousands)
                                                 September  30,  1997  December  31, 1996
                                                 --------------------  ------------------
NONPERFORMING LOANS:
 Loans greater than 90 days past due and
    still accruing ionterest                           $  435                 $  774
 Loans on nonaccrual                                      900                  1,374
                                                       ------                 ------
 Total nonperforming loans                              1,335                  2,148
 Other real estate owned                                1,545                  1,329
                                                       ------                 ------
 Total Nonperforming Assets                            $2,880                 $3,477
                                                       ======                 ======


Nonperforming assets totaled $2,880,000 or .80% of total assets as of September 30, 1997, as compared to $3,477,000 or 1.13% as of December 31, 1996.

INCOME TAXES

Income tax expense for the third quarter of 1997 was $841,000 as compared to an income tax benefit of $5,000 recorded during the same period in 1996. Income tax expense for the nine months ended September 30, 1997 was $2,231,000 as compared to an income tax benefit of $1,262,000 recorded during the same period in 1996. Net income tax benefits recorded in 1996 represented the last of the income tax benefits recorded by the Company as a result of prior years' net operating losses.

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

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Liquidity is provided by cash and due from banks, Federal funds sold, investments available for sale, interest-earning deposits in other financial institutions and loan repayments. The Company's total liquid assets as a percentage of deposits and short-term borrowings totaled 27.33% and 25.00% as of September 30, 1997 and December 31, 1996, respectively.

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

The Federal Reserve Board (the "FRB") in December 1988, the Office of the Comptroller of the Currency (the "OCC") in January 1989 and the Federal Deposit Insurance Corporation in March 1989 adopted risk-based capital adequacy guidelines for bank holding companies and banks. The risk-based capital adequacy guidelines establish a risk-based capital ratio based on the overall risk of the entity determined by assigning various weighted risks to each balance sheet asset and certain off-balance sheet commitments, adding up all of the weighted risk amounts, and dividing Tier 1 capital (capital, surplus and retained earnings) into the risk-weighted assets. As of September 30, 1997, the Company's Tier I risk-based capital to risk-weighted assets totaled 8.40% as compared to 7.47% as of December 31, 1996, and the Company's total capital to risk-weighted assets totaled 9.59% as compared to 8.72% as of December 31, 1996. As of September 30, 1997, FPNB's Tier I risk-based capital to risk-weighted assets totaled 9.46% as compared to 8.79% as of December 31, 1996, and FPNB's total capital to risk-weighted assets totaled 10.66% as compared to 10.04% as of December 31, 1996.

The FRB and the OCC adopted leverage requirements effective January 1, 1992 which apply in addition to the risk-based capital requirements. Under these requirements, bank holding companies and national banking associations are required to maintain core capital of at least 3% of total assets. On September 30, 1997 and December 31, 1996, the Company's core capital to total assets stood at 5.79% and 5.54%, respectively. On September 30, 1997 and December 31, 1996, FPNB's core capital to total assets stood at 6.52% and 6.52%, respectively.

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

The following persons were elected to serve as Directors of the Company, each with a two-year term:

                                                 Votes    Votes       Broker
                      Name          Votes for   Against  Withheld   Non-votes
                      ----          ---------   -------  --------   ---------
         Earle W. Frey, Jr.         2,054,987      0      11,854        0
         Robert W. Klemme           2,055,687      0      11,154        0
         Randall C. Luce            2,055,687      0      11,154        0
         Michael J. Perdue          2,055,687      0      11,154        0
         Robert M. Spanjian         2,054,987      0      11,854        0
         Michael W. Wexler          2,055,687      0      11,154        0
         Harvey L. Williamson       2,055,687      0      11,154        0

The following proposals were approved at the Company's Annual Meeting of
Stockholders:

1. Ratification of the appointment
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

Dated:  November 7, 1997