Form 10KSB40
period 1997-12-31
FP BANCORP INC
filed 1998-03-13
CIK 731804

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 0-17650
                                                -------

                                FP BANCORP, INC.
                 (Name of small business issuer in its charter)

                 Delaware                            33-0018976
     ------------------------------              ------------------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)

         613 West Valley Parkway
          Escondido, California                     92025-4929
---------------------------------------             ----------
(Address of principal executive offices)            (Zip Code)

          Issuer's telephone number, including area code (760) 741-3312
                                                          -------------

Securities registered under Section 12(b) of the Exchange Act:

          Title of each class          Name of each exchange on which registered
                  None                                 None
          -------------------          -----------------------------------------

      Securities registered pursuant to section 12(g) of the Exchange Act:
                         Common Stock, par value $.001
                         -----------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year: $30,943,000
                                                            -----------
         The aggregate market value of the voting stock held by nonaffiliates as of February 20, 1998: $52,256,904
                      -----------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

    The number of shares outstanding of Common Stock as of February 20, 1998:
                                   3,122,217
                                   ---------

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                FP BANCORP, INC.
                         1997 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                     PART I
Item 1.  Description of Business............................................I-1
           General Development of Business..................................I-1
           Proposed Merger Involving Zions Bancorporation...................I-1
           Competition......................................................I-2
           Supervision and Regulation.......................................I-2
                 General....................................................I-2
                 Governmental Policies and Legislation......................I-3
                 Interstate Banking.........................................I-4
                 Capital Requirements.......................................I-4
                 Dividends..................................................I-4
                 Federal Deposit Insurance Corporation Improvement
                   Act of 1991..............................................I-4
                 Deposit Insurance Assessments..............................I-5
                 Memorandum of Understanding................................I-5
           Accounting Standards.............................................I-5
           Employees........................................................I-6
Item 2.  Description of Properties..........................................I-6
Item 3.  Legal Proceedings..................................................I-6
Item 4.  Submission of Matters to a Vote of Security Holders................I-6

                                     PART II
Item 5.  Market for Common Equity and Related Stockholder Matters..........II-1
           Dividends.......................................................II-1
Item 6.  Management's Discussion and Analysis..............................II-2
           Overview........................................................II-2
           Results of Operations...........................................II-2
                 Net Interest Income.......................................II-2
                 Provision for Loan Losses.................................II-4
                 Other Operating Income....................................II-4
                 Other Operating Expenses..................................II-5
                 Income Taxes..............................................II-5
           Liquidity and Asset/Liability Management........................II-5
                 Liquidity.................................................II-5
           Interest Rates..................................................II-6
           Investment Portfolios...........................................II-9

                                FP BANCORP, INC.
                         1997 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS
                                   (CONTINUED)

                                                                           Page
                                                                           ----
             Loan Portfolio................................................II-10
                   Commercial Loans........................................II-11
                   Real Estate Loans.......................................II-11
                   Construction Loans......................................II-11
                   Installment Loans.......................................II-11
                   Loan Maturity and Interest Rate Sensitivity.............II-12
                   Nonperforming Assets....................................II-12
                   Allowance for Loan and Lease Losses.....................II-13
                   Credit Risk Management..................................II-15
             Premises and Equipment, Accrued Interest and Other Assets
               and Goodwill and Other Intangibles..........................II-15
                   Deposits................................................II-15
                   Financial Ratios........................................II-17
                   Year 2000 Preparation...................................II-17
                   Capital Resources.......................................II-17
Item 7.    Financial Statements............................................II-19
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................II-19

                                    PART III
Item 9.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act.............III-1
             Directors and Executive Officers..............................III-1
             Compliance with Section 16(a) of the Exchange Act.............III-2
Item 10.   Executive Compensation..........................................III-3
             Executive Compensation........................................III-3
                   Bonus Plans.............................................III-3
                   Certain Noncash Compensation............................III-4
             Stock Option Plan.............................................III-4
                   Administration of the Option Plan.......................III-4
                   Eligibility.............................................III-4
                   Shares Covered by the Option Plan.......................III-4
                   Option Terms............................................III-4
                   Termination of Options..................................III-5
                   Corporate Reorganization................................III-5
             Employee Stock Ownership Plan.................................III-6
             401(k) Savings Plan...........................................III-6
             Employment Arrangements.......................................III-6
                   Williamson Employment Agreement.........................III-6
                   Deems and Perdue Employment Agreements..................III-6
             Salary Continuation Agreements................................III-7
Item 11.   Security Ownership of Certain Beneficial Owners and
             Management....................................................III-8
             Securities Ownership of Officers, Directors and Others........III-8
Item 12.   Certain Relationships and Related Transactions..................III-10
             Lease Agreement...............................................III-10
             Loans to Directors............................................III-10
Item 13.   Exhibits List and Reports on Form 8-K...........................III-11


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

     During 1993, the Company completed the offering of $4,575,000 of its 9% Convertible Subordinated Debentures due December 31, 1997 (the "Debentures"), $3,400,000 of the proceeds of which increased the capitalization of FPNB in mid-1993. In light of the definitive merger agreement between the Company and Zions, the Company extended the time by which holders of the Company's 9% Subordinated Convertible Debentures due December 31, 1997, would be allowed to exercise their conversion rights. The Company also allowed those who had already exercised their conversion rights time to withdraw notices of conversion which may already have been presented to the Company, if they wished to do so. All holders of the Debentures elected to convert their Debentures into the Company's common stock, $.001 par value ("Common Stock"). Accordingly, 340,895 shares of Common Stock were issued to them in exchange for their Debentures on January 20, 1998.

     Pursuant to an Agreement and Plan of Reorganization dated October 12, 1994, as amended, among FP Bancorp, FPNB and Overland Bank ("Overland"), the Company agreed to exchange shares of Common Stock, for all of the outstanding shares of Overland common stock and to merge Overland into FPNB (the "Overland Merger"). The Overland Merger was effective April 1, 1995.

     Pursuant to an Agreement and Plan of Reorganization dated January 12, 1996, by and among FP Bancorp, FPNB, RB Bancorp and its wholly-owned subsidiary, The Bank of Rancho Bernardo, the Company acquired RB Bancorp and The Bank of Rancho Bernardo for $7,350,000 in cash and merged The Bank of Rancho Bernardo into FPNB (the "RB Merger"). The RB Merger was effective April 1, 1996.

     As of December 31, 1997, the Company had total assets of $353,204,000, total deposits of $309,502,000 and total stockholders' equity of $26,189,000. Net earnings for the year ended December 31, 1997 were $4,383,000 as compared to net earnings of $4,208,000 for the year ended December 31, 1996, and net earnings of $1,911,000 for the year ended December 31, 1995.

PROPOSED MERGER INVOLVING ZIONS BANCORPORATION

     Pursuant to an Agreement and plan of Merger dated as of December 29, 1997, the Company agreed, subject to approval of its stockholders, to be acquired by Zions Bancorporation ("Zions"), a Utah corporation, whose principal executive offices are located in Salt Lake City, Utah. As of February 27, 1998, the parties entered into the First Amendment to that agreement. Collectively, that agreement and the amendment are referred to as the "Merger Agreement" and the transaction contemplated in the Merger Agreement is referred to as the "Merger." Under the Merger Agreement, holders of Common Stock will be entitled to 0.627 of a share of Zions' common stock, including associated rights, for each share of the Company's Common Stock. The Company plans to present the Merger Agreement to its stockholders for approval at a stockholder's meeting to be held during the second quarter of 1998.

    On October 16, 1997, pursuant to a letter agreement of that date, (the "Sandler O'Neill Agreement") the Company engaged Sandler O'Neill, financial advisors, ("Sandler O'Neill") to provide advisory services, including advice regarding business combinations and other strategic alternatives. Sandler O'Neill advised the Company in connection with the Merger Agreement. Under the Sandler O'Neill Agreement, FP has agreed to pay Sandler O'Neill a transaction fee in connection with the Merger, a substantial portion of which is contingent upon the consummation of the Merger.

    Under the Sandler O'Neill Agreement, the Company has agreed to pay Sandler O'Neill a transaction fee of 0.6% of the aggregate transaction value if the per share transaction value is less than or equal to $26.50, plus, in the event the per share transaction value exceeds $26.50, an additional amount equal to 5% of the amount by which the actual aggregate transaction value exceeds the aggregate transaction value of a transaction in which the per share transaction value was $26.50 (the "Transaction Fee"). The per share transaction value will be based on the closing price of Zions Common Stock on the date of closing of the Merger. If the closing of the Merger had occurred on March 6, 1998, the aggregate Transaction Fee payable would have been approximately $587,000. Of the Transaction Fee as will be finally determined, $150,000 has been paid, $100,000 will be paid upon approval of the Merger by the Company's stockholders and the balance will be paid upon consummation of the Merger.

    Sandler O'Neill received a fee of $50,000 for rendering the fairness opinion which it delivered to the Company's Board of Directors. This fee will be credited against the Transaction Fee and is included in the $150,000 described above as already paid. The Company also agreed to reimburse Sandler O'Neill for its reasonable out-of-pocket expenses incurred in connection with its engagement and to indemnify Sandler O'Neill and its affiliates and their respective partners, directors, officers, employees, agents and controlling persons against certain expenses and liabilities, including liabilities under securities laws.

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

     The Company does not have a dependency upon a single customer or industry, the loss of which would have a material adverse effect. However, some of FPNB's commercial, real estate and construction borrowers are to some extent dependent on the real estate and construction industries. The Company believes that the unique services it offers, such as courier service and the high quality of its customer service and attention, distinguish it from other financial institutions in its market area. In addition, prompt response to lending requests is a positive contributing factor to the Company's competitive position in its area. The accessibility of senior management to customers and local decision-making also distinguish the Company from other financial institutions.

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

   As a national bank, FPNB is subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency (the "Comptroller"). Each depositor's account with FPNB is insured by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum amount permitted by law, which is currently $100,000 for each insured deposit. FPNB is also subject to certain regulations promulgated by the FRB and applicable provisions of California law, insofar as they do not conflict with or are not preempted by Federal banking law. The Comptroller regulates the number of locations of the branch offices of a national bank, but may only permit a national bank to maintain branches in locations and under the same conditions that state banks are permitted to maintain by state law. California law presently permits a bank to locate a branch office in any locality in the state. Additionally, California law exempts banks, including national banks, from California usury law.

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

        Governmental Policies and Legislation. Banking is a business that depends primarily on rate differentials. In general, the difference between the interest rates paid by the Company on its deposits and its other borrowings, and the interest rates received by the Company on loans extended to its customers and securities held in its portfolios, comprise the major portion of the Company's net revenues. These rates are highly sensitive to many factors that are beyond the Company's control. Accordingly, the Company's growth and earnings are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

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

        Interstate Banking. On September 29, 1994, President Clinton signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). The Interstate Banking Act has various provisions designed to facilitate the acquisition of banks and branching across state borders. Beginning on September 29, 1995, the FRB is authorized to approve a bank holding company's application to acquire either control or substantial assets of a bank located outside the bank holding company's home state, regardless of whether the acquisition would be prohibited by state law. The Interstate Banking Act also permitted a bank in one state to merge with another bank outside its "home state," beginning on June 1, 1997. However, a state may enact a law after September 29, 1994, but before June 1, 1997, expressly prohibiting merger transactions with out-of-state banks, provided it applied equally to all out-of-state banks. Mergers between banks in different states prior to June 1, 1997 permitted if the home state of each bank involved in the transaction had a law in effect which applies equally to all out-of-state banks expressly permitting interstate mergers. Acquisitions of branches and opening of new branches outside the home state of a bank would continue to be subject to state law restrictions.

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

        Capital Requirements. The FDIC, the Comptroller and the FRB have adopted risk-based capital adequacy guidelines for bank holding companies and banks. The risk-based capital adequacy guidelines establish a risk-based capital ratio based on the overall risk of the entity determined by (i) assigning weighted risks to each balance sheet asset and certain off-balance sheet commitments and
(ii) adding up all of the weighted risks of all assets and includable off-balance sheet commitments to obtain the total risk. The guidelines generally require banks to maintain a total qualifying capital to weighted risk assets level of 8% (the "Risk-based Capital Ratio"). Of the total 8%, at least 4% of the total qualifying capital to weighted risk assets (the "Tier 1 Risk-based Capital Ratio") must be Tier 1 or core capital consisting primarily of equity stock. Tier 2 capital, which makes up the remainder of total capital, consists of (i) the allowance for loan losses, up to 1.25% of weighted risk assets, (ii) mandatory convertible debentures and (iii) other forms of capital. Qualified preferred capital stock may be considered core capital up to 25% of all core capital elements.

   The FDIC, the Comptroller and the FRB have adopted leverage requirements that apply in addition to the risk-based capital requirements. Under these requirements, bank holding companies and banks are required to maintain core capital of at least 3% of their assets (the "Leverage Ratio"). However, an institution may be required to maintain core capital of at least 4% or 5%, or possibly higher, depending upon the activities, risks, rate of growth, and other factors deemed material by regulatory authorities. As of December 31, 1997, the Company and FPNB were both considered "well-capitalized." See "Item 6. Management's Discussion and Analysis -- Capital Resources."

        Dividends. There are regulatory restrictions on dividend payments by both FPNB and the Company that may affect the Company's ability pay dividends on its Common Stock. See "Item 5. Market for Common Equity and Related Stockholder Matters."

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

     The FDIC has promulgated implementing regulations that base an institution's risk category partly upon whether the institution is well-capitalized ("1"), adequately-capitalized ("2") or less than adequately-capitalized ("3"), as defined under the Prompt Corrective Action Regulations described above. In addition, each insured depository institution is assigned to one of three "supervisory subgroups." Subgroup "A" institutions are financially sound institutions with few minor weaknesses, subgroup "B" institutions demonstrate weaknesses which, if not corrected, could result in significant deterioration and subgroup "C" institutions are those as to which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Effective December 1, 1992 the FDIC began notifying each institution of its assessment risk classification and rate semi-annually. Prior to June 30, 1995, based on its capital and supervisory subgroups, each BIF member institution was assigned an annual FDIC assessment rate of between $0.23 and $0.31 per $100 of deposits.

     On November 14, 1995, the FDIC Board of Directors voted to further reduce the insurance premiums paid on deposits covered by the BIF. Under this rate structure, assessment rates were lowered by four cents per $100 of assessable deposits for all risk categories, subject to the statutory requirement that all institutions pay at least $2,000 annually for FDIC insurance. This new rate structure retained the rate spread of from $0.00 to $0.27 per $100 of assessable deposits between the highest - and lowest-rated institutions. FPNB was assessed FDIC insurance premiums of $27,000 and $1,000 for the first and second halves, respectively, of 1996.

     On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996, which includes provisions recapitalizing the Savings Association Insurance Fund ("SAIF"), provides for the eventual merger of the SAIF with the BIF and reallocates payment of the annual Financing Corp. ("FICO") bond obligation. Effective January 1, 1997, SAIF members had the same risk-based assessment schedule as BIF members. All SAIF and BIF institutions, including FPNB, will be responsible for sharing the cost of interest payments on the FICO bonds. The cost will be an annualized charge of 1.3 basis points for BIF deposits and 6.5 basis points for SAIF deposits.

     On November 26, 1996, the FDIC Board of Directors voted to retain the existing BIF assessment schedule for the first semiannual period of 1997 and to collect an assessment against BIF-assessable deposits to be paid to FICO. In addition, the FDIC eliminated the $2,000 minimum annual assessment and authorized the refund of the fourth-quarter minimum assessment of $500 paid by certain BIF-insured institutions on September 30, 1996. Under the revised rate structure, FPNB was assessed $54,000 and $18,000 for the first and second halves, respectively, of 1997 and $9,500 for the first half of 1998.

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

ACCOUNTING STANDARDS

   In June 1997, the Financial Accounting Standards Board, (the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"), which is effective for fiscal years beginning after December 16, 1997, and therefore, does not impact the financial statements presented in this report. Statement 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements; it does not change the display or components of present-day net earnings.

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for fiscal years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements.

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("Statement 132"), which is effective for fiscal years beginning after December 15, 1997. Statement 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful.

EMPLOYEES

   As of December 31, 1997, the Company employed 141 persons full-time and 46 persons part-time. The Company's employees are not represented by a union or covered by a collective bargaining agreement. Management believes that, in general, its employee relations are excellent.

ITEM 2.   DESCRIPTION OF PROPERTIES.

   The Company's headquarters and main branch location are located at 613 West Valley Parkway in the central financial district of Escondido, California. FPNB leases approximately 16,642 square feet of a three-story professional office building. The primary office space has a 35-year lease term which commenced July 1, 1984 and provides for various lease adjustments during its term. FPNB leases the facilities from a partnership in which three of the members of the Board of Directors of FPNB are partners. See "Item 12 - Certain Relationships and Related Transactions."

    Other properties owned or leased by the Company include seven other branches located in North San Diego and Southern Riverside Counties, and a second administrative facility located in Escondido, California. All facilities are considered by management to be well suited for a financial institution and are deemed adequate to accommodate current needs, plus reasonable future expansion. The Company maintains comprehensive general liability and casualty loss insurance covering its properties and activities conducted in or about its properties. The Company believes such insurance provides adequate protection for liabilities or losses which might arise out of the ownership and use of such properties.

ITEM 3.   LEGAL PROCEEDINGS.

   The Company is not involved in any pending legal proceedings other than nonmaterial proceedings arising in the ordinary course of its business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   The Company's Common Stock is traded on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") National Market System under the ticker symbol "FPBN." The table below presents the high and low bid prices per share of the Common Stock quoted on the Nasdaq National Market System. The high and low bid prices of the Common Stock do not include retail markups, markdowns or commissions and may not represent actual transactions.

                                  MARKET PRICES

                                    HIGH          LOW
                                   ------       ------
1997
  Fourth Quarter...........        $28.50       $20.00
  Third Quarter............        $25.00       $17.00
  Second Quarter...........        $19.00       $15.00
  First Quarter............        $17.87       $10.87

1996
  Fourth Quarter...........        $12.38        $9.25
  Third Quarter............        $10.00        $8.50
  Second Quarter...........        $ 9.50        $8.25
  First Quarter............        $ 9.00        $7.88

    As of December 31, 1997, the Company had 1,031 stockholders of record, as shown on the records of its transfer agent, U.S. Stock Transfer Corporation. Trading in the Company's Common Stock has not been extensive and such trades cannot be characterized as constituting an active trading market. The Company is aware of at least eight securities dealers which currently make a market in the Common Stock.

DIVIDENDS

   The principal source of FP Bancorp, Inc.'s revenues for the payment of dividends is dividends from FPNB. Generally, the payment of dividends to the Company by FPNB is limited to FPNB's current year's net profits, as defined in Federal regulations, plus retained net profits for the two preceding years. Payment of dividends in excess of such amount requires prior Federal regulatory approval. The Comptroller has amended the regulations limiting the payment of dividends by changing the methods of calculating net profits, but that amendment has not materially reduced the amounts of dividends that may be paid by FPNB. In addition to such limitations on dividend payments, the Comptroller has authority to prohibit FPNB from paying dividends to FP Bancorp if, in the opinion of the Comptroller and notwithstanding the amount of current year net profits and retained net profits for the two preceding years, the payment of dividends would constitute an unsafe or unsound practice in light of the overall financial condition of FPNB.

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

   No dividends were paid by the Company during 1997, 1996 or 1995. Payment of stock or cash dividends by the Company in the future will depend upon the Company's earnings and financial condition and other factors deemed relevant by the Company, including performance of FPNB and its ability to pay dividends. FPNB has adopted a policy of approving dividends only in the event that after payment and for the foreseeable future, FPNB's capital level will not be adversely affected. The Company has adopted a similar policy with regard to payment of cash dividends to stockholders. These standards may be greater than any standard the regulatory agencies may impose. It is the current intention of management of the Company to follow a policy of retaining most of the Company's earnings to increase its capital to support future growth. Accordingly, no assurance can be given that any dividends will be declared by the Company in the near future.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

   The following is management's discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 1997, 1996 and 1995. The discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto. See "Item 7. Financial Statements."

OVERVIEW

   The Company reported net earnings for 1997 of $4,383,000 or $1.45 per diluted share as compared to net earnings of $4,208,000 or $1.41 per diluted share in 1996. The increase in net earnings of $175,000 or 4.16% was primarily due to (i) increased income and efficiencies resulting from the acquisition of the Valley Center Branch from Wells Fargo, (ii) a reduction in nonperforming assets, (iii) improved credit quality, and (iv) continued cost control efforts related to noninterest expenses. The Company's return on average assets and return on average stockholders' equity were 1.30% and 18.69%, respectively, for the year ended December 31, 1997 as compared to 1.58% and 22.38%, respectively, for the year ended December 31, 1996.

   The Company reported net earnings for 1996 of $4,208,000 or $1.41 per diluted share as compared to net earnings of $1,911,000 or $0.72 per diluted share in 1995. The increase in net earnings of $2,297,000 or 120.20% was primarily due to
(i) increased income and efficiencies resulting from the acquisition of RB Bancorp, (ii) a reduction in nonperforming assets, (iii) improved credit quality, (iv) continued cost control efforts related to noninterest expenses and
(v) the beneficial tax position of the Company during the year. The Company's return on average assets and return on average stockholders' equity were 1.58% and 22.38%, respectively, for the year ended December 31, 1996 as compared to
 .95% and 12.98%, respectively, for the year ended December 31, 1995.

RESULTS OF OPERATIONS

        Net Interest Income. Net interest income, the most significant component of the Company's net earnings, is the amount by which the interest and fees generated from loans and other earning assets exceeds the expense associated with funding those assets. Net interest income depends upon the difference (the "interest rate spread") between the gross interest and fees earned on the Company's loan and investment portfolios ("interest-earning assets") and the rates paid on its interest-bearing deposits and borrowings ("interest-bearing liabilities"), and the relative amounts and composition of its interest-earning assets and interest-bearing liabilities. When the amount of interest-earning assets exceeds interest-bearing liabilities, a positive interest rate spread will generate net interest income. When the amount of interest-earning assets is less than the amount of interest-bearing liabilities, the Company may incur net interest expense even when its interest rate spread is positive.

   Net interest income increased $4,215,000 or 26.80% to $19,941,000 for the year ended December 31, 1997 from $15,726,000 for the year ended December 31, 1996. The tax equivalent ("TE") rate earned on interest-earning assets in 1997 increased to a 9.61% (TE) from 9.51% (TE) in 1996. The rate paid on interest-bearing liabilities increased to 3.49% in 1997 from 3.38% in 1996. Average loans outstanding in 1997 were $226,610,000 which earned interest at rate of 10.42% (TE) as compared to an average balance of $184,669,000 which earned a rate of 10.33% (TE) during 1996. The average amount of all other interest-earning assets, including primarily investment securities and Federal funds sold, was $70,540,000 during 1997 which earned interest at a rate of 7.00%
(TE) as compared to an average balance of $49,184,000 which earned interest at a rate of 6.43% (TE) during 1996. Average interest-bearing deposits for 1997 were $229,720,000 which paid a rate of 3.26% as compared to average interest-bearing deposits of $187,964,000 which paid a rate of 3.20% for the year ended December 31, 1996. Average debentures, Federal funds purchased and other borrowings were $13,073,000 which paid a rate of 7.40% for the year ended December 31, 1997 as compared to an average balance of $4,988,000 which paid a rate of 10.16% during the year ended December 31, 1996.

   Net interest income increased $3,605,000 or 29.74%, to $15,726,000 for the year ended December 31, 1996 from $12,121,000 for the year ended December 31, 1995. The rate earned on interest-earning assets in 1996 decreased to 9.51% (TE) from 9.80% (TE) in 1995. The rate paid on interest-bearing liabilities increased to 3.38% in 1996 from 3.35% in 1995. This increase was due primarily to higher average interest rates during 1996 as compared to 1995 as a result of numerous changes in rates implemented by the Federal Reserve Board during those two years. The average amount of loans outstanding in 1996 was $184,669,000 which earned interest at the rate of 10.33% (TE) as compared to an average outstanding amount of $136,425,000 which earned interest at a rate of 10.89% (TE) in 1995. The average amount of all other interest-earning assets, including primarily investment securities and Federal funds sold, was $49,184,000 during 1996 which earned interest at a rate of 6.43% (TE) as compared to an average balance of other interest-earning assets of $37,776,000 which earned interest at a rate of 5.89% (TE) during 1995. Average interest-bearing deposits for 1996 were $187,964,000 which paid a rate of 3.20% as compared to average interest-bearing deposits of $143,168,000 which paid a rate of 3.12% for the year ended December 31, 1995. Average debentures, Federal funds purchased and other borrowings were $4,988,000 which paid a rate of 10.16% for the year ended December 31, 1996 as compared to an average balance of $4,631,000 which paid a rate of 10.52% during the year ended December 31, 1995.

   Net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as "net interest margin". The Company's net interest margin (TE) for the year ended December 31, 1997 was 6.76% as compared to 6.72% for the year ended December 31, 1996. The increase in the Company's net interest margin (TE) in 1997 was primarily due to an increase in the loan portfolio yield and investments in nontaxable municipal bonds during the year.

   The following table presents the major categories of interest-earning assets, interest-bearing liabilities and stockholders' equity with corresponding average balances, related interest income (TE) or expense and resulting yields (TE) and rates for the periods indicated.

                         ANALYSIS OF NET INTEREST INCOME
                             (DOLLARS IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                         -----------------------------------------------------------------------------------------------------------
                                          1997                                1996                                1995
                         -----------------------------------------------------------------------------------------------------------
                                         INTEREST    RATE
                         AVERAGE         INCOME      EARNED   AVERAGE         INTEREST   RATE     AVERAGE         INTEREST   RATE
                         AMOUNT          (TE) /      (TE)/    AMOUNT          INCOME     EARNED   AMOUNT          INCOME     EARNED
                         OUTSTANDING(1)  EXPENSE     PAID     OUTSTANDING(1)  EXPENSE    PAID     OUTSTANDING(1)  EXPENSE    PAID
ASSETS
Interest-earning
 assets:
 Loans (2)(3) .........   $ 226,610     $ 23,621     10.42%    $ 184,669      $19,082   10.33%   $136,425        $ 14,851     10.89%
 Taxable investment
   securities .........      63,906        4,475      7.00%       39,062        2,650    6.78%     29,995           1,783      5.94%
 Nontaxable investment
   securities .........       4,153          331      7.97%            0            0    0.00%          0               0      0.00%
 Interest-earning
   deposits ...........           0            0      0.00%          110            6    5.45%        341              19      5.57%
 Federal funds sold ...       2,481          132      5.32%       10,012          505    5.04%      7,440             422      5.67%
                          ---------     --------     -----     ---------      -------   -----    --------        --------     -----
 Total interest-earning
   assets .............     297,150       28,559      9.61%      233,853       22,243    9.51%    174,201          17,075      9.80%
Other assets:
 Cash and due from
   banks ..............      25,151                               18,697                           14,069
 Other assets, net ....      14,588                               13,471                           12,670
                          ---------                            ---------                         --------
Total Assets ..........   $ 336,889                            $ 266,021                         $200,940
                          =========                            =========                         ========

LIABILITIES AND
STOCKHOLDERS'
EQUITY
Interest-bearing
liabilities:
Deposits:
 Savings and time .....   $ 103,921        4,858      4.67%    $  84,522        3,862    4.57%   $ 63,068           2,903      4.60%
 Interest-bearing
  demand and money
  market ..............     125,799        2,637      2.10%      103,442        2,148    2.08%     80,100           1,564      1.95%
                          ---------    ---------     -----     ---------      -------   -----    --------        --------     -----

Total interest-bearing
  deposits ............     229,720        7,495      3.26%      187,964        6,010    3.20%    143,168           4,467      3.12%
 Debentures, Federal
  funds purchased
  and securities sold
  under agreement to
  repurchase ..........      13,073          967      7.40%        4,988          507   10.16%      4,631             487     10.52%
                          ---------    ---------     -----     ---------      -------   -----    --------        --------     -----

Total interest-
 bearing liabilities ..     242,793        8,462      3.49%      192,952        6,517    3.38%    147,799           4,954      3.35%
                          ---------    ---------     -----     ---------      -------   -----    --------        --------     -----

Noninterest-bearing
 demand deposits ......      69,354                               52,920                           37,225
Other liabilities .....       1,288                                1,350                            1,420
Stockholders' equity ..      23,454                               18,833                           14,717
Receivable from ESOP
  and unrealized net
  gain (loss) on
  investment securities
  available-for-sale ..           0                                  (34)                            (221)
                          ---------                            ---------                         --------
Total Liabilities
  and Stockholders'
  Equity ..............   $ 336,889                            $ 266,021                         $200,940
                          =========                            =========                         ========
Net interest income ...                $  20,097                              $15,726                            $ 12,121
                                       =========                              =======                            ========
Net interest margin(4)                                6.76%                              6.72%                                 6.96%

---------------

(1)  Averages are daily averages.

(2) Loan interest income includes accretion of loan fees of $1,225,000, $728,000 and $452,000 for the years 1997, 1996 and 1995, respectively.

(3) For the purpose of these computations, nonaccrual loans are included in average loans.

(4) The net interest margin is calculated by dividing net interest income (TE) by average total interest-earning assets.

   As discussed above, the Company's net interest income (TE) is affected by the change in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change," as well as by changes in yields earned on interest-earning assets and rates paid on deposits and other borrowed funds, referred to as "rate changes." The following table presents, for the periods indicated, a summary of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities and the amounts of change attributable to variations in volumes and rates.

                              RATE/VOLUME ANALYSIS
                             (DOLLARS IN THOUSANDS)

                                                         YEARS ENDED DECEMBER 31,
                              -----------------------------------------------------------------------------
                                        1997 COMPARED TO 1996                  1996 COMPARED TO 1995
                                         INCREASE (DECREASE)                     INCREASE (DECREASE)
                              -----------------------------------       -----------------------------------
                               VOLUME         RATE          NET         VOLUME         RATE           NET
                              -------       -------       -------       -------       -------       -------
Interest earned on
  interest-earning
  assets:
  Loans(1) .............      $ 4,333       $   206       $ 4,539       $ 5,254       $(1,023)      $ 4,231
  Taxable investment
    securities .........        1,684           141         1,825           539           328           867
  Nontaxable investment
    securities .........            0           331           331             0             0             0
  Interest-earning
  deposits .............           (6)            0            (6)          (13)            0           (13)
  Federal funds sold ...         (380)            7          (373)          146           (63)           83
                              -------       -------       -------       -------       -------       -------
Total Interest Earned on
  Interest-earning
  Assets ...............        5,631           685         6,316         5,926          (758)        5,168

Interest paid on
  interest-bearing
  liabilities:
Interest-bearing
  deposits:
  Savings and time .....          887           109           996           987           (28)          959
  Interest-bearing
    demand .............          465            24           489           455           129           584
                              -------       -------       -------       -------       -------       -------
Total interest-bearing
  deposits .............        1,352           133         1,485         1,442           101         1,543
Debentures, Federal
  funds purchased and
  securities sold under
  agreement to
  repurchase ...........          821          (361)          460             0            20            20
                              -------       -------       -------       -------       -------       -------
 Total Interest Paid on
  Interest-bearing
  Liabilities: .........        2,173          (228)        1,945         1,442           121         1,563
                              -------       -------       -------       -------       -------       -------
Change in Net Interest
  Income (TE) ..........      $ 3,458       $   913       $ 4,371       $ 4,484       $  (879)      $ 3,605
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

   The provisions for loan losses for the years ended December 31, 1997, 1996 and 1995 were $432,000, $700,000 and $600,000, respectively. A significant decrease in problem loans resulted in a lower provision in 1997. The increases in 1996 and 1995 were a result of the increase in loans during those years.

   The ALLL was $2,646,000 or 1.15% of total loans as of December 31, 1997 as compared to $3,121,000 or 1.46% of total loans as of December 31, 1996. See "Allowance for Loan and Lease Losses."

        Other Operating Income. Total other operating income for the year ended December 31, 1997 increased $528,000 or 26.24% to $2,540,000 from $2,012,000 in
1996. The increase was primarily a result of an increase in service charges from the increase in deposit accounts, new service charges implemented during 1997, and an increase in the gain (loss) on sale of investment securities.

   Total other operating income for the year ended December 31, 1996 increased $364,000 or 22.09% to $2,012,000 from $1,648,000 in 1995. The increase was primarily a result of an increase in service charges and other fees resulting from deposit relationships acquired in the RB Merger and the Company's internal growth in deposits during the year.

        Other Operating Expenses. Total other operating expenses for the year ended December 31, 1997 increased $740,000 or 5.38% to $14,492,000 from
$13,752,000 for 1996. The most significant increase was in salaries and employee benefits, which increased $1,019,000 or 15.16% due to employees added in the acquisition of the Valley Center branch in February 1997 and an increase in bonus and incentive payouts to employees, partially offset by a significant reduction in the number of full-time equivalent employees during the year. Occupancy expense increased $134,000 or 9.56% and furniture and equipment expense increased $21,000 or 1.89% as a result of adding the Valley Center location, offset by cost-cutting measures taken during the year. Amortization of goodwill and other intangibles increased by $119,000 or 46.67% during 1997 resulting from the core deposit intangible recorded in the Valley Center branch acquisition. Net OREO expenses decreased by $403,000 or 79.33% due to a significant decrease in OREO balances during 1997, and professional services decreased by $494,000 or 24.02% as a result of reduction of legal fees and converting to in-house data processing in July of 1996. The balance of other noninterest expenses increased $344,000 or 20.28% as a result of the Company's growth.

   Total other operating expenses for the year ended December 31, 1996 increased $1,666,000 or 13.78% to $13,752,000 from $12,086,000 in 1995. The most significant increase was in salaries and employee benefits, which increased $1,098,000 or 19.52% primarily due to the acquisition of RB Bancorp and the opening of two new branches during 1996. For the same reasons, occupancy expense increased $237,000 or 20.36% and furniture and equipment expense increased $274,000 or 32.70%. Additional amortization of goodwill in 1996 resulting from the RB Merger was $175,000 or an increase of 218.75% over 1995. Conversely, net OREO expenses decreased by $237,000 or 31.81% due to a significant decrease in OREO balances during 1996. The FDIC assessment also decreased $218,000 or 86.51%, as a result of a restructuring of FDIC assessment rates effective in 1996. The balance of other noninterest expenses increased $337,000 or 9.96% as a result of the Company's growth offset by continued cost-cutting measures taken during 1996.

        Income Taxes. The Company recorded income tax expense of $3,174,000 in 1997 as compared to net income tax benefits of $922,000 and $828,000 in 1996 and 1995, respectively. The Company's effective tax rate was approximately 42% during 1997 as compared to benefits recorded during 1996 and 1995. Management believes that the realization of the $144,000 in net deferred tax assets as of December 31, 1997 is more likely than not, based on the expectation that the Company will generate the necessary amount of taxable income in future periods. Certain of the acquired net operating loss carryforwards are subject to limitation.

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

        Liquidity. The objective of liquidity management is to maintain a balance between sources and uses of funds in such a way that the cash requirements of customers for loans and deposit withdrawals are met in the most economical manner. Management of FPNB monitors its liquidity position continuously in relation to trends of loans and deposits for short-term as well as long-term requirements. Liquid assets are monitored on a daily basis to assure maximum utilization. The Company also manages its liquidity requirements by maintaining an adequate level of readily marketable assets and access to short-term funding sources. This is primarily accomplished through investing in U.S. Government Agency securities, various low-risk mortgage-backed securities and overnight Federal funds.

   The Company defines liquid assets as cash and due from banks, overnight Federal funds sold, interest-earning deposits and investment securities available-for-sale. The Company's ratios of liquid assets to deposits and Federal funds purchased and other borrowings were 25.92% and 25.00% as of December 31, 1997 and December 31, 1996, respectively.

   The Company's overall liquidity position is enhanced by a sizable concentration of total deposits less certificates of deposit of $100,000 or more ("Core Deposits") which management believes provides a stable and relatively inexpensive funding base. Average Core Deposits totaled $267,164,000 or 89.33% of average deposits for the year ended December 31, 1997 compared to $216,928,000 or 90.05% of average deposits for the year ended December 31, 1996 and $165,176,000 or 91.56% of average deposits for the year ended December 31, 1995.

   Other than the investment securities portfolios (see "Investment Portfolios"), the Company may sell excess funds as overnight Federal funds sold to provide an immediate source of liquidity. There were no Federal funds sold as of December 31, 1997 or 1996. Federal funds sold were $2,000,000 as of December 31, 1995.

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

   As of December 31, 1997, the Company had lines of credit in the amount of $12,000,000 from correspondent banks, of which $3,100,000 was outstanding as of December 31, 1997. The lines are renewable annually. The Company also had a credit line with the Federal Home Loan Bank (the "FHLB"), which would allow the Company to borrow up to $18,000,000. Borrowings of $8,000,000 were outstanding on the FHLB line as of December 31, 1997. In addition, the Company had arrangements for reverse repurchase agreements with an investment broker in the amount of $40,000,000, none of which was outstanding as of December 31, 1997. The availability of the lines of credit, as well as adjustments in deposit programs, provide for liquidity in the event that the level of deposits should fall abnormally low. These sources of funding may be withdrawn depending upon the financial strength of FPNB.

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

INTEREST RATES

   While no single measure can completely identify the impact of changes in interest rates on net interest income, one gauge of interest rate sensitivity is to measure, over a variety of time periods, the differences in the amounts of the Company's rate-sensitive assets and rate-sensitive liabilities. These differences or "gaps" provide an indication of the extent to which net interest income may be affected by future changes in interest rates. A "positive gap" exists when rate-sensitive assets exceed rate-sensitive liabilities and indicates that a greater volume of assets than liabilities will reprice during a given period. This mismatch may enhance earnings in a rising interest rate environment and may inhibit earnings in a declining interest rate environment. Conversely, when rate-sensitive liabilities exceed rate-sensitive assets, referred to as a "negative gap," it indicates that a greater volume of liabilities than assets will reprice during the period. In this case, a rising interest rate environment may inhibit earnings and a declining interest rate environment may enhance earnings. The cumulative one-year contractual gap as of December 31, 1997 was $(85,546,000), representing (27.20%) of interest-earning assets.

   The following table presents the Company's contractual gap position as of December 31, 1997.

                            CONTRACTUAL GAP POSITION
                             (DOLLARS IN THOUSANDS)

                                  IMMEDIATELY
                                   ADJUSTABLE        1 DAY
                                    OR 1 DAY         THROUGH        4 THROUGH         7 THROUGH        OVER 12
                                    MATURITY        3 MONTHS         6 MONTHS         12 MONTHS         MONTHS           TOTAL
                                   ---------        ---------        ---------        ---------        ---------       ---------
ASSETS
Interest-earning assets:
  Investments
   available-for-sale .......      $       0        $       0        $       0        $       0        $  59,366       $  59,366
  Investments
   held-to-maturity .........              0                0                0              375           23,103          23,478
  Loans(1)
    Installment .............          7,826               60               95              186            7,683          15,850
    Real estate equity
     lines of credit ........          9,031                0                0                0                0           9,031
    Long-term real estate ...          5,714                0                0                0            1,034           6,748
    Other ...................        128,596            3,687              927            4,529           62,343         200,082
                                   ---------        ---------        ---------        ---------        ---------       ---------
Total interest-earning
  assets ....................      $ 151,167        $   3,747        $   1,022        $   5,090        $ 153,529         314,555
                                   =========        =========        =========        =========        =========
Other noninterest-earning
  assets ....................                                                                                             38,649
                                                                                                                       ---------
Total Assets ................                                                                                          $ 353,204
                                                                                                                       =========
LIABILITIES
Interest-bearing liabilities:
  Demand deposits ...........      $ 120,784        $       0        $       0        $       0        $       0       $ 120,784
  Savings accounts ..........         20,096                0                0                0                0          20,096
  Certificates of deposit ...          1,912           39,304           20,081           28,720            3,810          93,827
  Debentures ................              0            4,575                0                0                0           4,575
Federal funds purchased,
  Debentures and other
  borrowings ................         11,100                0                0                0                0          11,100
                                   ---------        ---------        ---------        ---------        ---------       ---------
Total interest-bearing
  liabilities ...............      $ 153,892        $  43,879        $  20,081        $  28,720        $   3,810         250,382
                                   =========        =========        =========        =========        =========

Noninterest-bearing
  deposits ..................                                                                                             74,795
Other liabilities ...........                                                                                              1,838
Stockholders' equity ........                                                                                             26,189
                                                                                                                       ---------
Total Liabilities &
 Stockholders' Equity .......                                                                                          $ 353,204
                                                                                                                       =========

Rate Sensitive Assets less
 Rate Sensitive Liabilities
 (gap) ......................      $  (2,725)       $ (40,132)       $ (19,059)       $ (23,630)       $ 149,719
Gap/interest-earning assets .         (0.87%)         (12.76%)          (6.06%)          (7.51%)           47.60%
Cumulative gap ..............      $  (2,725)       $ (42,857)       $ (61,916)       $ (85,546)       $  64,173
Cum. Gap/interest-earning
 assets .....................         (0.87%)         (13.62%)         (19.68%)         (27.20%)           20.40%

---------------

(1) Loan balances include nonaccrual loans of $614,000 as of December 31, 1997.

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

   The following table presents the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values as of December 31, 1997. Market-risk-sensitive instruments are generally defined as on and off balance sheet derivatives and other financial instruments.

                                                               MARKET-RISK-SENSITIVE INSTRUMENTS
                                                                    (DOLLARS IN THOUSANDS)
                                                           Expected Maturity Date at December 31, 1997
                                  --------------------------------------------------------------------------------------------
                                                                                                          Total
                                     1998        1999       2000        2001       2002     Thereafter    Balance    Fair Value
                                  --------    --------    --------    --------    --------    --------    --------    --------
                                                                       (dollars in millions)
INTEREST-SENSITIVE ASSETS:
Investment securities - AFS(1)    $ 16,160    $  9,499    $  5,840    $  3,014    $  2,389    $ 22,464    $ 59,366    $ 59,366
    Average interest rate             7.16%       7.84%       7.39%       7.39%       7.39%       7.39%       7.38%
Investment securities - HTM(1)       3,335       1,812           0         209       2,235      15,887      23,478      23,780
    Average interest rate             7.45%       8.00%          0%       8.40%       7.16%       6.99%       7.33%
Loans receivable:(2)
  Real estate                       26,061      26,044      14,912      11,162      12,300      32,619     123,098     122,972
    Average interest rate            10.00%       9.67%       9.69%       9.60%       9.40%       9.01%       9.42%
  Construction                       6,753         865           0           0         480         281       8,379       8,304
    Average interest rate            10.09%       9.41%          0%          0%      10.00%       9.41%       9.92%
  Commercial                        34,828       6,520       7,641       7,776       6,681      20,938      84,384      81,470
    Average interest rate            10.86%      10.29%       9.90%      10.01%       9.81%       9.76%      10.25%
  Installment                        2,557       1,889       1,799       2,323       1,983       5,299      15,850      15,665
    Average interest rate            14.61%       9.93%       9.73%       9.25%       9.45%       9.95%      10.43%
                                  --------    --------    --------    --------    --------    --------    --------    --------
Total Interest-Sensitive
  Assets                          $ 89,694    $ 46,629    $ 30,192    $ 24,484    $ 26,068    $ 97,488    $314,555    $311,557
                                  ========    ========    ========    ========    ========    ========    ========    ========

INTEREST-SENSITIVE LIABILITIES:

Deposits:(3)
  Checking                        $ 64,012    $      0    $      0    $      0    $      0    $      0    $ 64,012    $ 64,012
    Average interest rate             0.92%          0           0           0           0           0        0.92%
  Savings                           20,096           0           0           0           0           0      20,096      20,096
    Average interest rate             1.98%          0           0           0           0           0        1.98%
  Money market                      56,772           0           0           0           0           0      56,772      56,772
    Average interest rate             3.30%          0           0           0           0           0        3.30%
  Time certificates                 89,375       3,715         453          73         211           0      93,827      94,059
    Average interest rate             5.44%       5.51%       5.94%       5.17%       5.41%          0        5.45%
Borrowings:
  Debentures, Federal funds
    purchased and securities
    sold under agreement to
    repurchase                      15,675           0           0           0           0           0      15,675      20,250

    Average interest rate             7.32%          0           0           0           0           0        7.32%
                                  --------    --------    --------    --------    --------    --------    --------    --------
Total Interest-Sensitive
  Liabilities                     $245,930    $  3,715    $    453    $     73    $    211    $      0    $250,382    $255,189
                                  ========    ========    ========    ========    ========    ========    ========    ========

----------

(1) Expected maturities are based upon contractual maturities adjusted for call dates on U.S. government agencies and municipal bonds and prepayments to principal on mortgage-backed securities. The Company obtained current market speeds for each mortgage-backed security, with CPR's ranging from 5.90% to 24.33%. The actual maturities of these instruments could vary substantially if future prepayments differ from the street projections.

(2) Expected maturities are based upon contractual maturities adjusted for prepayments to principal. The Company used certain assumptions to estimate fair values and expected maturities. The prepayment experience reflected herein is based on the Company's historical experience. Prepayment assumptions of 10%, 50%, 50% and 5% of fixed-rate loans per year were used for commercial, real estate, construction and installment, respectively. The actual maturities of these instruments could vary substantially if future prepayments differ from the Company's historical experience.

(3) Expected maturities are based upon contractual maturities. The Company has not factored in core deposit information. The data on deposits acquired during the year was not segregated between interest-bearing and non-interest bearing.

INVESTMENT PORTFOLIOS

   The Company invests funds not used for capital expenditures or lending purposes in U.S. Government agency bonds, step up bonds, mortgage-backed securities, and tax-exempt municipal bonds. Obligations of U.S. Government agencies include callable or noncallable agency bonds and step up bonds which have no risk as to loss of principal. Mortgage-backed securities include collateralized mortgage obligations and mortgage-backed security pools with balloon principal payments. The collateralized mortgage obligations in the Company's investment securities portfolios are "low risk" as defined by applicable bank regulations and are diverse as to collateral and interest rates of the underlying mortgages. The mortgage-backed securities are diverse as to interest rates and guarantors. Investment maturities range from less than one year to over ten years for U.S. Government agency bonds, step up bonds, mortgage-backed securities and municipal bonds.

   Investment securities available-for-sale as of December 31, 1997 were $59,366,000, an increase of $11,961,000 or 25.23% from $47,405,000 as of
December 31, 1996. The increase was primarily due to purchases of $38,866,000 partially offset by sales of $20,752,000 and maturities of $6,323,000. Investment securities held-to-maturity increased to $23,478,000 as of December 31, 1997 from $9,279,000 as of December 31, 1996, an increase of $14,199,000 or
153.02%. The increase was primarily due to purchases of $15,828,000, partially offset by maturities of $1,691,000. The majority of held-to-maturity purchases were made to start a municipal bond portfolio for the Company for tax purposes.

   Investment securities available-for-sale as of December 31, 1996 were $47,405,000, an increase of $19,824,000 or 71.88% from $27,581,000 as of
December 31, 1995. The increase was primarily due to $43,244,000 in purchases, partially offset by the sale of $21,702,000 in securities and maturities of $4,504,000. Investment securities held-to-maturity increased to $9,279,000 as of December 31, 1996 from $7,753,000 as of December 31, 1995, an increase of $1,526,000 or 19.68%, primarily due to purchases of $1,997,000 partially offset by maturities of $446,000.

   The table below presents the composition of the Company's investment portfolios as of the dates indicated.

                              INVESTMENT PORTFOLIOS
                             (DOLLARS IN THOUSANDS)

                                                            DECEMBER 31,
                              ------------------------------------------------------------------------
                                     1997                       1996                       1995
                              --------------------     ---------------------     ----------------------
                              AMORTIZED    FAIR        AMORTIZED      FAIR      AMORTIZED       FAIR
                                COST       VALUE         COST         VALUE        COST         VALUE
                              -------      -------      -------      -------      -------      -------
AVAILABLE-FOR-SALE:
U.S. Government agencies ...  $12,999      $13,153      $ 9,989      $10,062      $11,285      $11,379
Mortgage-backed
  securities ...............   43,314       43,653       35,223       35,256       15,472       15,662
Equity bank stock ..........    2,560        2,560        2,087        2,087          540          540
                              -------      -------      -------      -------      -------      -------
Total Available-for-sale ...  $58,873      $59,366      $47,299      $47,405      $27,297      $27,581
                              =======      =======      =======      =======      =======      =======

HELD-TO-MATURITY:
U.S. Government agencies ...  $ 3,573      $ 3,607      $ 1,000      $   995      $     0      $     0
Step up bonds ..............      997        1,004          997          997            0            0
Mortgage-backed
  securities ...............    6,365        6,315        7,079        6,978        7,549        7,441
Municipal Bonds ............   12,341       12,647            0            0            0            0
Corporate notes ............      202          207          203          211          204          218
                              -------      -------      -------      -------      -------      -------
Total Held-to-maturity ....   $23,478      $23,780      $ 9,279      $ 9,181      $ 7,753      $ 7,659
                              =======      =======      =======      =======      =======      =======

   The following table presents the maturity distribution based on fair value of the investment portfolios as of the date indicated.

                 INVESTMENT PORTFOLIOS -- MATURITY DISTRIBUTION
                             (DOLLARS IN THOUSANDS)

                                                     DECEMBER 31, 1997
                                                ----------------------------
                                                 FAIR                 YIELD
                                                 VALUE                 (TE)
                                                 -----                 ----
AVAILABLE-FOR-SALE:
U.S. Government agencies:
  After five years through ten years            $11,134               7.35%
  Over ten years ...................              2,019               7.50%
Mortgage-backed securities:
  After one year through five years               1,010               7.49%
  Over ten years ...................             42,643               7.38%
Equity bank stock(1) ...............              2,560               6.00%
                                                -------
Total Available-for-sale ...........            $59,366
                                                =======

HELD-TO-MATURITY:
U.S. Government agencies:
  After five years through ten years            $ 1,010               7.04%
  Over ten years ...................              2,597               8.00%
Step up bonds:
   Over  ten years .................              1,004               6.75%
Mortgage-backed securities:
  After one year through five years                 375               5.94%
  After five years through ten years              2,035               5.34%
  Over ten years ...................              3,905               4.85%
Municipal bonds:
  Over ten years ...................             12,647               7.68%
Other:
   After one year through five years                207               8.01%
                                                -------
Total Held-to-maturity .............            $23,780
                                                =======

---------------

(1) Equity bank stock has no maturity.

LOAN PORTFOLIO

   The Company's net loans were $227,856,000 as of December 31, 1997, an increase of $16,980,000 or 8.05% from $210,876,000 as of December 31, 1996. The increase was primarily attributable to new loan growth generated through active business development efforts and an improving economy.

   The Company's ratio of net loans to total deposits was 73.62% as of December 31, 1997. Typically, the Company maintains a ratio of loans to total deposits of between 70% and 85%. The loan portfolio primarily consists of commercial and real estate loans (including real estate term loans, construction loans and other loans secured by real estate). However, the Company adjusts its mix of lending and the terms of its loan programs according to market conditions and other factors. The Company's loans are typically made to businesses and individuals located within the Company's market area, most of whom have account relationships with FPNB. There is no concentration of loans exceeding 10% of total loans which is not disclosed in the categories presented below. The Company has not made any loans to foreign governments, banks, businesses or individuals. Commercial, real estate and construction loans in the Company's portfolio are primarily variable rate loans and have little interest rate risk.

   The table below presents the composition of the Company's loan portfolio as of the dates indicated.

                                LOAN PORTFOLIO(1)
                             (DOLLARS IN THOUSANDS)

                                                  DECEMBER 31,
                       ------------------------------------------------------------------------
                         1997            1996            1995            1994            1993
                       --------        --------        --------        --------        --------
Commercial ....        $ 84,384        $ 80,894        $ 62,867        $ 60,252        $ 62,629
Real Estate ...         123,098         108,530          68,448          48,391          43,436
Construction ..           8,379          14,507           6,204           9,795           6,192
Installment ...          15,850          12,371           7,515           2,739           4,499
                       --------        --------        --------        --------        --------
  Gross Loans .        $231,711        $216,302        $145,034        $121,177        $116,756
                       ========        ========        ========        ========        ========

-------------------

(1) Loans are not net of ALLL, deferred loan fees and discounts of $3,855,000, $5,426,000, $3,104,000, $2,994,000 and $4,282,000 as of December 31, 1997,
    1996, 1995, 1994 and 1993, respectively.

        Commercial Loans. Commercial loans accounted for 36.42% of the Company's loan portfolio as of December 31, 1997. Such loans are generally made to provide operating lines of credit, to finance the purchase of inventory or equipment, and for other business purposes. Commercial loans are primarily made at rates that adjust with changes in the prevailing prime interest rate, are generally made for a maximum term of one year (unless they are term loans), and generally require interest payments to be made monthly. Typically, loans over one year require monthly principal and interest payments. The creditworthiness of the borrower is reviewed, analyzed, and evaluated on a periodic basis. Most commercial loans are collateralized with business assets such as accounts receivable, inventory, and equipment. Even with substantial collateralization such as all the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

        Real Estate Loans. Real estate loans accounted for 53.12% of the Company's loan portfolio as of December 31, 1997. Real estate term lending, especially lending secured by vacant land, involves risks that real estate values in general will fall and that the value of the particular real estate security for a loan will fall. The Company makes commercial and industrial real estate term loans that are typically secured by a first trust deed. These loans are generally made for a maximum of five years, typically with a floating interest rate based on the prevailing prime interest rate, or with a fixed rate of interest, and with a 15- to 30-year payment amortization. Such loans are usually made for a maximum of 75% of the appraised value of the collateral.


        Construction Loans. Construction loans accounted for 3.62% of the Company's loan portfolio as of December 31, 1997. Most construction loans are made to individuals for the purpose of financing the construction of residences they intend to occupy upon completion of construction. Other construction loans are primarily made to owners of property who will use the proceeds to build or develop property for sale upon completion of construction. Construction loans are generally provided for a maximum of 80% of the appraised value of the collateral for terms of up to 18 months at floating interest rates based on the prevailing prime interest rate. Construction loans are provided to customers who have a demonstrated financial ability to complete the project being financed, a cash investment in the project, cash flow sufficient to service the debt and strong financial stability and integrity in the judgment of management. The borrower is usually prequalified for long-term financing at the time the construction loan is evaluated. Construction lending differs from other types of real estate lending because of uncertainties inherent in estimating construction costs, the length of the construction period, the market for the project upon completion and, in the case of a property intended for sale or rent, the time for lease-up or sale. If permanent financing is not obtained by the borrower or construction is not completed, the risk of default rises. Construction lending also involves risks that real estate values in general will decrease and that the value of the particular real estate security for a loan will decrease.

        Installment Loans. Installment loans accounted for 6.84% of the Company's loan portfolio as of December 31, 1997. The Company's installment loans are primarily for vehicle and aircraft purchases, home improvement and personal loans. Vehicle financing involves the risk that collateral will decline in value faster than the balance of the loan it secures.

        Loan Maturity and Interest Rate Sensitivity. The following table presents the maturity of commercial, real estate, construction and installment loans outstanding as of December 31, 1997, indicated according to contract terms.
                                  LOAN MATURITY
                             (DOLLARS IN THOUSANDS)

                    WITHIN ONE      ONE TO FIVE     AFTER FIVE
                        YEAR            YEARS           YEARS          TOTAL
                      --------        --------        --------        --------
Commercial ...        $ 32,839        $ 20,662        $ 30,883        $ 84,384
Real Estate ..          17,545          55,854          49,699         123,098
Construction .           5,888             480           2,011           8,379
Installment ..           2,175           6,466           7,209          15,850
                      --------        --------        --------        --------
                      $ 58,447        $ 83,462        $ 89,802        $231,711
                      ========        ========        ========        ========

   The following table presents the interest rate sensitivity of loans maturing after one year as of December 31, 1997.

                            INTEREST RATE SENSITIVITY
                             (DOLLARS IN THOUSANDS)

Fixed interest rates..........  $   71,060
Variable interest rates.......     102,204
                                ----------
     Total Loans Maturing
      After One Year..........  $  173,264
                                ==========


        Nonperforming Assets. Interest on loans is normally accrued from the date a disbursement is made and recognized as income as it is accrued. The Company reviews any loan on which payment has not been made for 90 days for potential nonaccrual. The loan is examined and the collateral is reviewed to determine loss potential. If the loan is placed on nonaccrual, any prior accrued interest which remains unpaid is reversed. Classification of a loan as nonaccrual does not necessarily mean that the loan will be charged off in the future. The $614,000 of loans classified as nonaccrual on December 31, 1997 consisted of $394,000 in loans secured by real estate and $220,000 in commercial loans. The amount of interest income on nonaccrual and restructured loans that are deemed to be fully collectable is included in net earnings for the years ended December 31, 1997, 1996 and 1995 in the amounts of $42,000, $65,000 and $49,000, respectively.

   The Company has established a monitoring system for its loans in order to identify potential problem loans and to permit the periodic evaluation of impairment and the adequacy of the allowance for loan losses in a timely manner. Impaired loans included in the Company's loan portfolio as of December 31, 1997 and 1996 were $996,000 and $2,506,000, respectively, which had an aggregate specific related allowance amounts of $81,000 and $358,000, respectively. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market prices of the impaired loan or (iii) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment of the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for loan losses. During 1997, 1996 and 1995 the average balances of impaired loans were $1,699,000, $2,489,000 and $2,402,000, respectively. During 1997, 1996 and 1995, respectively, $15,000,
$65,000 and $81,000 of interest was recognized on these loans during the period of impairment on a cash basis in accordance with Company policy.

   As of December 31, 1997 and 1996, troubled debt restructurings ("TDR's") amounted to $525,000 and $717,000, respectively. The Company has not committed to lend any additional funds to those borrowers under TDR's, and TDR's are current in accordance with their modified terms. Interest recorded on the TDR's was $52,000 and $64,000 for the years ended December 31, 1997 and 1996, respectively.

   The following table presents information with respect to the Company's past due loans and the components of nonperforming assets as of the dates indicated.

                           NONPERFORMING ASSET TRENDS
                             (DOLLARS IN THOUSANDS)

                                                                          DECEMBER 31,
                                             -------------------------------------------------------------------
                                               1997           1996           1995          1994           1993
                                             -------        -------        -------        -------        -------
Nonperforming loans:
  Loans 90 days or more past due and
   still accruing interest ..........        $    41        $   774        $     0        $     6        $ 1,018
  Loans on nonaccrual ...............            614          1,374            735          2,587          6,690
                                             -------        -------        -------        -------        -------
Total nonperforming loans ...........            655          2,148            735          2,593          7,708
Other real estate owned .............          1,260          1,329          3,139          5,044          5,202
                                             -------        -------        -------        -------        -------
     Total Nonperforming Assets .....        $ 1,915        $ 3,477        $ 3,874        $ 7,637        $12,910
                                             =======        =======        =======        =======        =======
Interest income which would have been
  recorded under original terms
  for loans on nonaccrual basis .....        $   125        $   111        $    52        $   122        $   378

   Nonperforming assets totaled $1,915,000 or .83% of total loans, leases and OREO as of December 31, 1997, as compared to $3,477,000 or 1.61% as of December 31, 1996. The following table presents the balance of nonperforming assets by type as of December 31, 1997.

                          NONPERFORMING ASSETS BY TYPE
                             (DOLLARS IN THOUSANDS)

                       COMMERCIAL   REAL ESTATE   CONSTRUCTION   INSTALLMENT     TOTAL
                         ------        ------        ------        ------        ------
Nonperforming
loans:
  Current .......        $    0        $   20        $    0        $   21        $   41
  Noncurrent ....           219           395             0             0           614
Other real estate
  owned .........           335           925             0             0         1,260
                         ------        ------        ------        ------        ------
                         $  554        $1,340        $    0        $   21        $1,915
                         ======        ======        ======        ======        ======

        Allowance for Loan and Lease Losses. The Company maintains an ALLL which it considers adequate to cover the risk of losses in the loan portfolio. The ALLL is based upon management's ongoing evaluation of the quality of the loan portfolio, total outstanding and committed loans, previous charges against the allowance and current and anticipated economic conditions. In making its evaluation, the Company takes into account the results of regulatory examinations of the Company and FPNB, which can be expected to occur at least once each year. The Comptroller completed its most recent examinations of FPNB in August 1997 and August 1996. As a result of the examinations the allowance was found to be adequate and no additional provision for loan losses was required. The Company's management believed that as of December 31, 1997 the allowance was adequate. The amount of the provision for loan losses is a charge against earnings. Actual loan losses are charged against the ALLL.

   Each quarter the management of the Company conducts a thorough analysis of the composition of the Company's loan portfolio, examines historical information with regard to charged off loans in each category and determines the adequacy of the allowance for loan losses based on its analysis. The Company's loan loss allowance is typically maintained at a level deemed adequate to provide for known and inherent losses in the loan portfolio. The Company believes that as of December 31, 1997 the allowance was adequate based on its then current analysis. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions for loan losses in the future. Additionally, regulatory examiners may require the Company to recognize additions to the allowance based upon their judgment about information available to them at the time of their examinations.

   The provisions for loan losses for the years ended December 31, 1997 and 1996 were $432,000 and $700,000, respectively. The decrease in the provision during 1997 was due to the significant decrease in problem loans compared to 1996. The provisions for loan losses for the year ended December 31, 1996 was $700,000 as compared to $600,000 in 1995. The increase in 1996 as compared to 1995 was due to the increase in the size of the loan portfolio during the year.

   The provisions for loan losses for the years ended December 31, 1995, 1994 and 1993 were $600,000, $0 and $3,106,000, respectively. A significant provision was recorded during 1993 primarily to provide for increased potential loan losses due to the deterioration of local real estate markets.

   As of December 31, 1997, the ALLL totaled $2,646,000 or 1.15% of total loans as compared to $3,121,000 or 1.46% of total loans as of December 31, 1996. As of December 31, 1997 and 1996, the ALLL represented 403.97% and 145.30%, respectively, of nonperforming loans. Management believes that the ALLL as a percent of nonperforming loans is appropriate given the inherent risk in the portfolio.

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

   Net charge-offs for the Company increased to $1,191,000 from $882,000 for the years ended December 31, 1997 and 1996, respectively, primarily due to the resolution of a number of large real estate loans. The percentages of net charge-offs to average loans for the years ended December 31, 1997 and 1996 were
 .53% and .48%, respectively.

   The following table presents charged-off loans, provisions for loan losses, recoveries on loans previously charged off, allowance adjustments and the amount of the ALLL for the dates indicated.

                 ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES
                             (DOLLARS IN THOUSANDS)

                                                              YEARS ENDED DECEMBER 31,
                                       ------------------------------------------------------------------
                                        1997           1996           1995           1994           1993
                                       ------         ------         ------         ------         ------
Balance at beginning of period         $3,121         $2,013         $2,666         $3,830         $4,793
Loan charge-offs:
  Commercial ..................           533            834            501            510            993
  Real estate .................           767             58          1,838            853          3,225
  Construction ................             0            460              0              0              0
  Installment .................           138             66            114             98            267
                                       ------         ------         ------         ------         ------
Total loan charge-offs ........         1,438          1,418          2,453          1,461          4,485
Less recoveries:
  Commercial ..................           194            278            238            154            347
  Real Estate .................            28            212             14             96             27
  Construction ................             8             10            101              0              0
  Installment .................            17             36             44             47             42
                                       ------         ------         ------         ------         ------
Total loan recoveries .........           247            536            397            297            416
                                       ------         ------         ------         ------         ------
  Net loan charge-offs ........         1,191            882          2,056          1,164          4,069
Provisions for loan losses ....           432            700            600              0          3,106
Allowance adjustment (1) ......           284          1,290            803              0              0
                                       ------         ------         ------         ------         ------
Balance at End of Period ......        $2,646         $3,121         $2,013         $2,666         $3,830
                                       ======         ======         ======         ======         ======
Ratio of net loan  charge-offs
 during the period to average
 loans outstanding for the
 period .......................          0.53%           .48%          1.51%          1.03%          3.16%
Ratio of loan recoveries during
 the period to charge-offs
 during the period ............         17.18%         37.80%         16.18%         20.33%          9.28%

-------------
(1) Represents allowance acquired in the Overland Merger in 1995, the RB Merger and a real estate note pool acquisition in 1996 and an additional purchase accounting adjustment in 1997 related to the real estate note pool acquisition.

   The following table presents the allocation of the ALLL as of the dates indicated. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans.

                ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES
                             (DOLLARS IN THOUSANDS)

                                                 DECEMBER 31,
                    -------------------------------------------------------------------------
                             1997                    1996                      1995
                   ----------------------   ---------------------   -------------------------
                               PERCENT OF                PERCENT OF                  PERCENT OF
                               LOANS IN                  LOANS IN                    LOANS IN
                   ALLOWANCE   EACH         ALLOWANCE    EACH           ALLOWANCE    EACH
                   FOR LOAN    CATEGORY     FOR LOAN     CATEGORY       FOR LOAN     CATEGORY
                   AND LEASE   TO TOTAL     AND LEASE    TO TOTAL       AND LEASE    TO TOTAL
                   LOSSES      LOANS        LOSSES       LOANS          LOSSES       LOANS
                   ------      -------      ------       --------       --------     -------

Commercial ..      $  769       36.42%      $  978         37.40%         $  626      43.35%
Real Estate .       1,229       53.13%       1,785         50.17%          1,037      47.19%
Construction          106        3.62%         113          6.71%             71       4.28%
Installment .          90        6.83%         116          5.72%             84       5.18%
Unallocated .         452          N/A         129            N/A            195         N/A
                   ------      -------      ------       --------       --------     -------
Total .......      $2,646      100.00%      $3,121         100.00%        $2,013     100.00%
                   ======      =======      ======       ========       ========     =======



                                   DECEMBER 31,
                    ------------------------------------------------
                             1994                    1993
                   ----------------------   ---------------------
                               PERCENT OF                PERCENT OF
                               LOANS IN                  LOANS IN
                   ALLOWANCE   EACH         ALLOWANCE    EACH
                   FOR LOAN    CATEGORY     FOR LOAN     CATEGORY
                   AND LEASE   TO TOTAL     AND LEASE    TO TOTAL
                   LOSSES      LOANS        LOSSES       LOANS
                   ------      ------       ------       --------
Commercial ..      $  643       49.73%      $1,668         53.64%
Real Estate .       1,100       39.93%       1,320         37.20%
Construction           81        8.08%         400          5.30%
Installment .          32        2.26%          95          3.86%
Unallocated .         810          N/A         347            N/A
                   ------      -------      ------        -------
 Total ......      $2,666      100.00%      $3,830        100.00%
                   ======      =======      ======        =======


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

PREMISES AND EQUIPMENT, ACCRUED INTEREST AND OTHER ASSETS AND GOODWILL AND OTHER INTANGIBLES

   Premises and equipment, accrued interest and other assets and goodwill and other intangibles were $17,507,000 as of December 31, 1997, an increase of $730,000 or 4.35% from $16,777,000 as of December 31, 1996. The increase was primarily due to the purchase of keyman life insurance in the amount of $1,585,000, and a core deposit intangible recorded as a result of the acquisition of the Wells Fargo, N.A. Valley Center office of $1,038,000. The balance of the increase was due to the Company's growth during 1997.

DEPOSITS

   Average deposits were $299,074,000 for the year ended December 31, 1997, an increase of $58,190,000 or 24.16% from $240,884,000 of average deposits for the year ended December 31, 1996. As of December 31, 1997, total deposits were $309,502,000, representing an increase of $44,981,000 or 17.00% from $264,521,000 in total deposits as of December 31, 1996. The increase in deposits during 1997 was due to the acquisition of $16,838,000 in deposits from Wells Fargo Bank, N.A. in February 1997 combined with internal growth throughout the other FPNB branches.

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

   The Company has historically maintained demand deposits of greater than 50% of total deposits, largely due to its strategy of targeting the deposits of small to medium-sized businesses and professionals and its practice of encouraging business borrowers to maintain compensating balances. For the year ended December 31, 1997, average demand deposits were $195,153,000 or 65.25% of average deposits. For the year ended December 31, 1996, average demand deposits were $156,362,000 or 64.91% of average deposits. For the year ended December 31, 1995, average demand deposits were $117,325,000 or 65.04% of average deposits. Average noninterest-bearing demand deposits accounted for 23.19% of average deposits for the year ended December 31, 1997, 21.97% of average deposits for the year ended December 31, 1996 and 20.64% of average deposits for the year ended December 31, 1995.

   Average interest-bearing deposits were $229,720,000 for the year ended December 31, 1997, representing an increase of $41,756,000 or 22.21% over the $187,964,000 in average interest-bearing deposits for the year ended December 31, 1996. The increase in average interest-bearing deposits during 1997 was a result of the acquisition of $4,444,000 in interest-bearing deposits from Wells Fargo Bank, N.A. in February 1997 and significant growth at the other FPNB branches during the year. Average interest-bearing deposits were $187,964,000 for the year ended December 31, 1996, representing an increase of $44,796,000 or 31.29% over the $143,168,000 in average interest-bearing deposits for the year ended December 31, 1995. The increase in average interest-bearing deposits during 1996 was primarily due to the $43,982,000 of interest-bearing deposits acquired from RB Bancorp on April 1, 1996, which were outstanding for nine months of the year. See "Net Interest Income."

   The Company's ratios of average Core Deposits to average deposits were 89.33%, 90.05% and 91.56% as of December 31, 1997, 1996 and 1995, respectively.
Substantially all of the certificates of deposit of $100,000 and over are held by customers who have or have had other business relationships with the Company and who reside within its market area.

   The following table presents the Company's average deposits and the average rate paid for each category of deposits for the periods indicated.

                           AVERAGE DEPOSIT INFORMATION
                             (DOLLARS IN THOUSANDS)

                                                          DECEMBER 31,
                                ------------------------------------------------------------------
                                         1997                  1996                  1995
                                ---------------------  --------------------  ---------------------
                                AVERAGE       AVERAGE  AVERAGE      AVERAGE  AVERAGE       AVERAGE
                                AMOUNT OF     RATE     AMOUNT OF    RATE     AMOUNT OF     RATE
                                DEPOSITS(1)   PAID(2)  DEPOSITS(1)  PAID(2)  DEPOSITS(1)   PAID(2)
                                -----------   -------  -----------  -------  -----------   -------
Noninterest-bearing
 demand deposits ..........      $ 69,354      N/A     $ 52,920     N/A      $37,225        N/A
Interest-bearing demand
  and money market deposits       125,799      2.10%    103,442     2.08%     80,100        1.95%
Savings deposits ..........        20,475      1.98%     17,689     1.97%     13,898        1.98%
Certificates of deposit:
  Under $100,000 ..........        51,536      5.15%     42,876     5.12%     33,953        5.18%
  $100,000 or more ........        31,910      5.63%     23,957     5.50%     15,217        5.72%
                                 --------               -------              -------
Total certificates of
  deposit .................        83,446                66,833               49,170
                                 --------               -------              -------
   Total Average
    Deposits ..............      $299,074              $240,884              $180,393
                                 ========              ========              ========

---------------

(1) Averages are daily averages.

(2) Rates are annualized.


   The following table presents the maturity schedule of certificates of deposit of $100,000 or more as of December 31, 1997.

                    CERTIFICATES OF DEPOSIT $100,000 OR MORE
                             (DOLLARS IN THOUSANDS)

Three months or less ........      $21,756
Over three through six months        6,663
Over six through 12 months ..        7,821
Over 12 months ..............          841
                                   -------
  Total .....................      $37,081
                                   =======

FINANCIAL RATIOS

   The following table presents certain financial ratios for the periods indicated.

                           RETURN ON EQUITY AND ASSETS

                                                     YEARS ENDED DECEMBER 31,
                                                   -----------------------------
                                                   1997        1996        1995
                                                   ----        ----        ----
Return on average total assets(1) .......          1.30%       1.58%       0.95%
Return on average equity(1) .............         18.69%      22.38%      12.98%
Dividend payout ratio ...................          0.00%       0.00%       0.00%
Average equity to average total assets(1)          6.96%       7.08%       7.32%

---------------

(1) Averages are daily averages


YEAR 2000 PREPARATION

   The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the year 2000 ("Y2K") issue and is developing an implementation plan to resolve the issue. The Y2K problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Y2K problem will not pose significant operations problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Y2K problem may have a material impact on the operations of the Company. All Y2K expenses will be expensed as incurred. The Company does not anticipate that costs associated with resolving the Y2K problem will materially effect the Company's net earnings or financial position in the future.

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

   During 1993, the Company completed the sale of $4,575,000 of 9% convertible subordinated debentures due December 31, 1997 (the "Debentures"). Under the original terms of the Debentures, on December 31, 1997, the holders of the Debentures were to receive cash in the principal amount, or, if the conversion rights are exercised, 100 shares of FP Bancorp's common stock (subject to antidilutive adjustments) for each $1,000 principal of Debentures, subject to the limitation that the fair market value of the number of shares of common stock received by the holder of a Debenture shall not exceed twice the principal amount of the Debenture. FP Bancorp invested $3,400,000 of the proceeds in FPNB, used approximately $618,000 to provide a reserve for the payment of interest on the Debentures through January 1, 1995, paid expenses of the offering and other items, and kept the remaining proceeds available for general corporate purposes including payment of interest on the Debentures.

   Under the original terms of the Debentures, on December 31, 1997, the Debenture holders were to receive cash or an equivalent amount of shares of FP Bancorp's common stock (subject to certain antidilutive adjustments). However, in light of the definitive merger agreement entered into on December 29, 1997, between the Company and Zions, and the proximity of the date of entry into the definitive merger agreement and the date on which holders of Debentures would be permitted to exercise their conversion rights, the Company extended the time in which the holders of Debentures would be permitted to exercise their conversion rights to January 19, 1998, and because the 19th was a bank holiday, such time was effectively extended to January 20, 1998. The fair market value at December 30, 1997 was used to calculate the conversion rate so the conversion rate was not affected by the extension.

   On January 20, 1998, 100% of the Debenture holders elected conversion into Company Common Stock. In accordance with the antidilutive provision included in the terms of the Debentures, a conversion rate of 74.5226 shares of Company Common Stock per $1,000 of principal was utilized. Accordingly, 340,895 shares of Company Common Stock were issued on that date at a total price of $4,575,000, less direct costs of issuance.

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

   As of December 31, 1997, the Company met all regulatory capital ratio requirements and was considered "well-capitalized" in accordance with FDICIA.

   The following table presents the capital levels and ratios as of December 31, 1997. The Company information is based on the FRB risk-based capital adequacy rules and leverage requirements.

                               REGULATORY CAPITAL
                             (DOLLARS IN THOUSANDS)

                               DECEMBER 31, 1997
                              -------------------
                              AMOUNT        RATIO
                              ------        -----
LEVERAGE RATIOS:
Tier 1 capital .............. $21,965        6.29%
Minimum required(1) .........  17,471        5.00%
                              -------       -----
 Excess ..................... $ 4,494        1.29%
                              =======       =====
       Total Assets(2) ......       $349,421

RISK-BASED CAPITAL RATIOS:
Tier 1 capital .............. $21,965        9.10%
Minimum required(1) .........  14,477        6.00%
                              -------       -----
 Excess ..................... $ 7,488        3.10%
                              =======       =====
Total capital ............... $24,611       10.20%
Minimum required(1) .........  24,129       10.00%
                              -------       -----
 Excess ..................... $   482        0.20%
                              =======       =====
      Total Risk-
       weighted Assets ......       $241,287

                               DECEMBER 31, 1996
                              -------------------
                              AMOUNT        RATIO
                              ------        -----
LEVERAGE RATIOS:
Tier 1 capital............    $16,965       5.54%
Minimum required(3).......     12,249       4.00%
                              -------       ----
 Excess...................    $ 4,716       1.54%
                              =======       ====
      Total Assets(2).              $306,215

RISK-BASED CAPITAL RATIOS:
Tier 1 capital............    $16,965       7.47%
Minimum required(3).......      9,088       4.00%
                              -------       ----
 Excess...................    $ 7,877       3.47%
                              =======       ====
Total capital.............    $19,808       8.72%
Minimum required(3).......     18,175       8.00%
                              -------       ----
 Excess...................    $ 1,633       0.72%
                              =======       ====
      Total Risk-
        weighted Assets...          $227,189

---------------

(1)  Represents minimum required to be considered well-capitalized.

(2) Does not include unrealized gains on investment securities available-for-sale, goodwill and discount on loans acquired.

(3)  Represents minimum required to be considered adequately-capitalized.

ITEM 7.   FINANCIAL STATEMENTS.

FINANCIAL STATEMENTS

                                                          Page
                                                          ----
Independent Auditors' Report                               F-1

Consolidated Balance Sheets at December 31, 1997 and
     December 31, 1996                                     F-2

Consolidated Statements of Earnings for the Years
     Ended December 31, 1997, 1996 and 1995                F-3

Consolidated Statements of Stockholders' Equity for
     the Years Ended December 31, 1997, 1996 and 1995      F-4

Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1997, 1996 and 1995                F-5

Notes to Consolidated Financial Statements                 F-6


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
FP Bancorp, Inc.
Escondido, California:


      We have audited the accompanying consolidated balance sheets of FP Bancorp, Inc. and subsidiary (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FP Bancorp, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP


San Diego, California
January 20, 1998

                         FP BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                              December 31,
                                                                   ---------------------------------
ASSETS                                                                  1997                  1996
                                                                   -------------        -------------
Cash and due from banks (note 3)                                   $  23,737,000        $  22,919,000
Investment securities available-for-sale,
  at fair value (note 4)                                              59,366,000           47,405,000
Investment securities held-to-maturity, at
  amortized cost (note 4)                                             23,478,000            9,279,000
Loans, net of allowance for loan losses of
  $2,646,000 and $3,121,000 in 1997 and 1996,
  respectively (note 5)                                              227,856,000          210,876,000
Other real estate owned, net (note 6)                                  1,260,000            1,329,000
Premises and equipment, net (note 7)                                   7,577,000            7,672,000
Goodwill and other intangibles, net of accumulated
  amortization of $709,000 and $335,000 in 1997 and 1996,
  respectively  (note 2)                                               3,938,000            3,431,000
Accrued interest and other assets                                      5,992,000            5,674,000
                                                                   -------------        -------------
Total assets                                                       $ 353,204,000        $ 308,585,000
                                                                   -------------        -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (notes 4 and 8):
Noninterest-bearing                                                $  74,795,000        $  59,541,000
Interest-bearing                                                     234,707,000          204,980,000
                                                                   -------------        -------------
Total deposits                                                       309,502,000          264,521,000
                                                                   -------------        -------------
Federal funds purchased                                               11,100,000           11,802,000
Other borrowings                                                            --              4,950,000
Convertible subordinated debentures (note 9)                           4,575,000            4,575,000
Accrued expenses and other liabilities                                 1,838,000            1,759,000
                                                                   -------------        -------------
Total liabilities                                                    327,015,000          287,607,000
                                                                   -------------        -------------
Stockholders' equity (notes 13 and 18):
Common stock, par value $.001, authorized 4,000,000 shares;
  issued and outstanding 2,778,823 and 2,653,641 shares
  in 1997 and 1996, respectively                                           3,000                3,000
Additional paid-in capital                                            25,219,000           24,571,000
Retained earnings (accumulated deficit)                                  681,000           (3,702,000)
Unrealized net gains on investment securities
  available-for-sale (note 4)                                            286,000              106,000
                                                                   -------------        -------------
Total stockholders' equity                                            26,189,000           20,978,000
                                                                   -------------        -------------
Commitments, contingencies and subsequent events
  (notes 15,16,17 and 18)
Total liabilities and stockholders' equity                         $ 353,204,000        $ 308,585,000
                                                                   =============        =============


See accompanying notes to consolidated financial statements.

                         FP BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                      Years ended December 31,
                                                          1997                1996                 1995
                                                      ------------        ------------         ------------
Interest income:
Interest and fees on loans (note 5)                   $ 23,577,000        $ 19,082,000         $ 14,851,000
Federal funds sold                                         132,000             505,000              422,000
Interest-earning deposits                                     --                 6,000               19,000
Investment securities (note 4):
 Taxable                                                 4,475,000           2,650,000            1,783,000
 Exempt from Federal income tax                            219,000                --                   --
                                                      ------------        ------------         ------------
Total interest income                                   28,403,000          22,243,000           17,075,000
                                                      ------------        ------------         ------------
Interest expense:
Deposits (note 8)                                        7,495,000           6,010,000            4,467,000
Other (note 9)                                             967,000             507,000              487,000
                                                      ------------        ------------         ------------
Total interest expense                                   8,462,000           6,517,000            4,954,000
                                                      ------------        ------------         ------------
Net interest income                                     19,941,000          15,726,000           12,121,000
Provision for loan losses (note 5)                         432,000             700,000              600,000
                                                      ------------        ------------         ------------
Net interest income after provision
  for loan losses                                       19,509,000          15,026,000           11,521,000
                                                      ------------        ------------         ------------
Other operating income:
Service charges                                          2,219,000           1,743,000            1,449,000
Gain (loss) on sale of investment
 securities available-for-sale                              89,000            (147,000)            (158,000)
Other                                                      232,000             416,000              357,000
                                                      ------------        ------------         ------------
Total other operating income                             2,540,000           2,012,000            1,648,000
                                                      ------------        ------------         ------------
Other operating expenses:
Salaries and employee benefits                           7,742,000           6,723,000            5,625,000
Professional services                                    1,563,000           2,057,000            1,951,000
Occupancy, net                                           1,535,000           1,401,000            1,164,000
Furniture and equipment                                  1,133,000           1,112,000              838,000
Other real estate owned, net                               105,000             508,000              745,000
Office supplies                                            602,000             572,000              384,000
Promotional                                                401,000             487,000              361,000
FDIC assessment                                             72,000              34,000              252,000
Amortization of goodwill and other intangibles             374,000             255,000               80,000
Other                                                      965,000             603,000              686,000
                                                      ------------        ------------         ------------
Total other operating expenses                          14,492,000          13,752,000           12,086,000
                                                      ------------        ------------         ------------
Earnings before income tax expense (benefit)             7,557,000           3,286,000            1,083,000
Income tax expense (benefit) (note 11)                   3,174,000            (922,000)            (828,000)
                                                      ------------        ------------         ------------
Net earnings                                          $  4,383,000        $  4,208,000         $  1,911,000
                                                      ============        ============         ============
Basic earnings per share                              $       1.62        $       1.59         $        .78
                                                      ============        ============         ============
Diluted earnings per share                            $       1.45        $       1.41         $        .72
                                                      ============        ============         ============

See accompanying notes to consolidated financial statements.

                         FP BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                  Years ended December 31,
                                                      -----------------------------------------------------
                                                           1997               1996                 1995
                                                      ------------        ------------         ------------
Common Stock:
Balance at beginning of year
(2,653,641, 2,650,811 and 1,821,879 shares,
 respectively)                                        $      3,000         $      3,000         $      2,000
Common stock issued in merger (826,132 shares)                --                   --                  1,000
                                                      ------------         ------------         ------------
Balance at end of year
(2,778,823, 2,653,641 and 2,650,811 shares,
 respectively)                                               3,000                3,000                3,000
                                                      ------------         ------------         ------------
Additional Paid-in Capital:
Balance at beginning of year                            24,571,000           24,556,000           20,287,000
Exercise of stock options                                  648,000               15,000               15,000
Common stock issued in merger                                 --                   --              4,254,000
                                                      ------------         ------------         ------------
Balance at end of year                                  25,219,000           24,571,000           24,556,000
                                                      ------------         ------------         ------------
Retained Earnings:
Balance at beginning of year                            (3,702,000)          (7,910,000)          (9,821,000)
Net earnings                                             4,383,000            4,208,000            1,911,000
                                                      ------------         ------------         ------------
Balance at end of year                                     681,000           (3,702,000)          (7,910,000)
                                                      ------------         ------------         ------------
Receivable from ESOP:
Balance at beginning of year                                  --               (100,000)            (133,000)
Payments from ESOP                                            --                100,000               33,000
                                                      ------------         ------------         ------------
Balance at end of year                                        --                   --               (100,000)
                                                      ------------         ------------         ------------
Unrealized Net Gains (Losses) on
  Investment Securities Available-for-sale:
Balance at beginning of year                               106,000              284,000             (515,000)
Increase (decrease) in unrealized net gains
 on investment securities available-for-sale               180,000             (178,000)             799,000
                                                      ------------         ------------         ------------
Balance at end of year                                     286,000              106,000              284,000
                                                      ------------         ------------         ------------
Total                                                 $ 26,189,000         $ 20,978,000         $ 16,833,000
                                                      ============         ============         ============

See accompanying notes to consolidated financial statements.

                                      FP BANCORP, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Years ended December 31,
                                                           ------------------------------------------------------
                                                                1997                1996                 1995
                                                           ------------         ------------         ------------
Cash flows from operating activities:
Net earnings                                               $  4,383,000         $  4,208,000         $  1,911,000
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
Depreciation and amortization                                 1,419,000            1,249,000              943,000
Provision for deferred taxes                                  1,951,000              973,000              678,000
Provision for loan losses                                       432,000              700,000              600,000
Provision for losses on other real estate owned                  33,000              409,000              537,000
Gain on sale of other real estate owned                         (33,000)             (17,000)            (213,000)
(Gain) loss on sale of investment securities
  available-for-sale                                            (89,000)             147,000              158,000
Increase in other assets and other liabilities               (2,302,000)          (2,608,000)          (2,743,000)
(Decrease) increase in deferred loan
  origination fees                                             (101,000)              95,000              239,000
                                                           ------------         ------------         ------------
Net cash provided by operating activities                     5,693,000            5,156,000            2,110,000
                                                           ------------         ------------         ------------
Cash flows from investing activities:
(Increase) decrease in loans outstanding                    (17,763,000)         (27,886,000)           1,705,000
Proceeds from sale of other real estate owned                 2,166,000            2,464,000            6,107,000
Net maturities of interest-earning deposits                        --                495,000            1,853,000
Maturities of investment securities
  available-for-sale                                          6,323,000            4,504,000            3,215,000
Maturities of investment securities
  held-to-maturity                                            1,691,000              446,000            1,274,000
Purchase of investment securities
  available-for-sale                                        (38,866,000)         (43,244,000)         (24,859,000)
Purchase of investment securities
  held-to-maturity                                          (15,828,000)          (1,997,000)          (1,871,000)
Proceeds from sale of investment securities
  available-for-sale                                         20,841,000           21,555,000           15,077,000
Payments from ESOP                                                 --                100,000               33,000
Net capital expenditures for premises and equipment            (599,000)            (973,000)            (682,000)
Net cash acquired in merger/acquisition                      14,042,000            5,302,000            5,366,000
                                                           ------------         ------------         ------------
Net cash (used in) provided by investing
 activities                                                 (27,993,000)         (39,234,000)           7,218,000
                                                           ------------         ------------         ------------
Cash flows from financing activities:
Net increase (decrease) in interest-bearing
  deposits                                                   17,312,000           16,568,000           (3,784,000)
Net increase in noninterest-bearing deposits                 10,810,000            7,369,000            3,907,000
(Decrease) increase in Federal funds purchased
 and other borrowings                                        (5,652,000)          16,752,000           (2,800,000)
Proceeds from exercise of stock options                         648,000               15,000               15,000
                                                           ------------         ------------         ------------
Net cash provided by (used in) financing
  activities                                                 23,118,000           40,704,000           (2,662,000)
                                                           ------------         ------------         ------------
Net increase in cash and cash equivalents                       818,000            6,626,000            6,666,000
Cash and cash equivalents at beginning of period             22,919,000           16,293,000            9,627,000
                                                           ------------         ------------         ------------
Cash and cash equivalents at end of period                 $ 23,737,000         $ 22,919,000         $ 16,293,000
                                                           ============         ============         ============

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest                                                   $  8,634,000         $  6,565,000         $  4,781,000
Income taxes                                               $    422,000         $     43,000         $     72,000
                                                           ============         ============         ============
Supplemental disclosure of noncash investing
 and financing activities:
Transfer from loans to other real estate owned             $  2,097,000         $    737,000         $  2,951,000
                                                           ============         ============         ============

Loans to facilitate sale of other real estate owned        $       --           $     94,000         $     62,000
                                                           ============         ============         ============

Common stock issued in merger                              $       --           $       --           $  4,255,000
                                                           ============         ============         ============
Transfer of investment securities from
  held=to=maturity to available=for=sale                   $       --           $       --           $  8,450,000
                                                           ============         ============         ============

Increase (decrease) in net unrealized
 gains on investment securities available=
 for=sale, net of tax effect                               $    180,000         $   (178,000)        $    799,000
                                                           ============         ============         ============

See accompanying notes to consolidated financial statements.

  FP BANCORP, INC. AND SUBSIDIARY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of FP Bancorp, Inc. ("FP Bancorp") and its subsidiary (collectively, the "Company") conform to generally accepted accounting principles and to general practice within the banking industry.
The following is a description of the more significant of the policies.

(a)  Principles of Consolidation:

The consolidated financial statements include the accounts of FP Bancorp and its wholly-owned subsidiary, First Pacific National Bank ("FPNB"). All material intercompany accounts and transactions have been eliminated in the consolidated financial statements. The parent company financial statements are presented using the equity method of accounting (note 19).

The Company's consolidated financial statements as of and for the year ended December 31, 1997 include combined operations with the Valley Center branch of Wells Fargo Bank, N.A., for the period from February 21, 1997 through December 31, 1997 (note 2).

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

  FP BANCORP, INC. AND SUBSIDIARY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(e) Allowance for Loan Losses:

An allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio and other extensions of credit, including off-balance sheet credit extensions. The allowance is based upon a continuing review of the portfolio, past loan loss experience, current economic conditions which may affect the borrowers' ability to pay and the underlying collateral value of the loans. Loans that are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged off are added to the allowance.

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is established with a corresponding charge to the provision for loan losses.

(f)  Other Real Estate Owned:

Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value. Fair value is based on current appraisals less estimated selling costs. Write-downs to the fair value at the time of acquisition of the real estate are made by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses and recognized as a valuation allowance. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other expenses.

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

(h)  Goodwill and Other Intangibles:

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally twelve to fifteen years. Other intangibles include the value of core deposits acquired, and is amortized on a straight-line basis over the expected period to be benefited of approximately ten years. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

(i)  Debenture Costs:

Debenture costs were amortized over the term of the debenture using the interest method. As of December 31, 1997, there were no unamortized debenture costs.

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

  FP BANCORP, INC. AND SUBSIDIARY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(k)  Earnings Per Share:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"), which is effective for fiscal years ending after December 15, 1997. Statement 128 was adopted by the Company for reporting earnings per share for the year ended December 31, 1997 and all prior periods have been restated to conform with generally accepted accounting principles.

Basic earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The weighted average numbers of shares used for the basic earnings per share calculations were 2,710,000, 2,652,000 and 2,444,000 in 1997, 1996 and 1995,
respectively.

Diluted earnings per share is computed by dividing net earnings (adjusted for interest expense on the convertible subordinated debentures and unamortized debenture costs) by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The subordinated convertible debentures are considered to be other potentially dilutive securities and are included in the diluted earnings per share calculations unless the effect is determined to be antidilutive. The adjusted net earnings used for the diluted earnings per share calculations were $4,622,000, $4,472,000, and $2,175,000 in 1997, 1996 and 1995, respectively. The weighted average numbers of shares used for the diluted earnings per share calculations were 3,183,000, 3,182,000 and 3,019,000 in 1997, 1996 and 1995,
respectively.

(l) Use of Estimates:

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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

 (n)  New Accounting Standards:

In June 1996, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("Statement 125"). Statement 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of the financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of Statement 125 did not have a material impact on the Company's financial position, results of operations or liquidity.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"), which is effective for fiscal years beginning after December 15, 1997, and therefore, does not impact the financial statements presented in this report. Statement 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements; it does not change the display or components of present-day net earnings.

  FP BANCORP, INC. AND SUBSIDIARY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for fiscal years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements.

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("Statement 132"), which is effective for fiscal years beginning after December 15, 1997. Statement 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful.

(o)  Reclassifications:

Certain 1996 and 1995 amounts have been reclassified to conform to the presentation used in 1997.


2)  MERGERS AND ACQUISITIONS

(a)  Overland Bank:

On April 1, 1995, the Company completed the merger of Overland into FPNB (the "Overland Merger") for a net purchase price of $5,446,000, including acquisition costs of $1,191,000. The acquisition was recorded using the purchase method of accounting. Under this method of accounting, the purchase price was allocated to the respective assets acquired with a fair value of $43,419,000 and liabilities assumed with a fair value of $39,656,000 at the date of the purchase transaction. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. Pursuant to the merger agreement, all of the outstanding shares of Overland common stock were converted into newly issued shares of Company common stock. The number of shares of Company common stock issued upon the conversion of each share of Overland common stock was
0.1006 shares, resulting in the issuance of 826,132 shares of Company common stock.

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

                                           December 31,
                                ---------------------------------
                                    1996                  1995
                                ------------          -----------
Net interest income              $16,438,000          $15,756,000
Net earnings                     $ 4,266,000          $ 2,461,000
Basic earnings per share               $1.61                 $.95
Diluted earnings per share             $1.44                 $.90

  FP BANCORP, INC. AND SUBSIDIARY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c) Valley Center Branch Acquisition:

In February 1997, the Company acquired the Wells Fargo Bank, N.A. branch office located in Valley Center, California. The Company acquired the branch premises as well as $16,838,000 of deposits and $1,630,000 in loans. A core deposit intangible of $1,038,000 was recorded.

(d) Zions Bancorporation:

On December 29, 1997, the Company announced that a definitive agreement had been signed under which the Company will merge with and into Zions Bancorporation ("Zions"), and First Pacific National Bank will merge with and into Grossmont Bank, a wholly-owned subsidiary of Zions, in exchange for Zions common stock. The merger is subject to the approval of banking regulators and the stockholders of the Company. The transaction is expected to close in the second quarter of 1998.

3)  RESTRICTIONS ON CASH AND DUE FROM BANKS

The Company is required to maintain reserve balances with the Federal Reserve Bank. The average amount held at the Federal Reserve Bank for the year ended December 31, 1997 was approximately $5,107,000.


4)  INVESTMENT SECURITIES

a) Investment Securities Available-for-sale:

Mortgage-backed securities are fully guaranteed by the U.S. government. The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities available-for-sale as of December 31, 1997 and 1996 were as follows:

                                                                 1997
                                  ---------------------------------------------------------------------
                                                       GROSS               GROSS
                                   AMORTIZED         UNREALIZED         UNREALIZED
                                      COST              GAINS             LOSSES            FAIR VALUE
                                  -----------        -----------        -----------         -----------
U.S. Government agencies          $12,999,000        $   154,000        $      --           $13,153,000
Mortgage-backed securities         43,314,000            382,000            (43,000)         43,653,000
Equity bank stock                   2,560,000               --                 --             2,560,000
                                  -----------        -----------        -----------         -----------
Total                             $58,873,000        $   536,000        $   (43,000)        $59,366,000
                                  -----------        -----------        -----------         -----------

                                                                  1996
                                  ---------------------------------------------------------------------
                                                        Gross              Gross
                                    Amortized        Unrealized          Unrealized
                                      Cost              Gains             Losses            Fair Value
                                  -----------        -----------        -----------         -----------
U.S. Government agencies          $ 9,989,000        $    73,000        $      --           $10,062,000
Mortgage-backed securities         35,223,000            169,000           (136,000)         35,256,000
Equity bank stock                   2,087,000               --                 --             2,087,000
                                  -----------        -----------         ----------         -----------
Total                             $47,299,000        $   242,000        $  (136,000)        $47,405,000
                                  -----------        -----------         ----------         -----------

  FP BANCORP, INC. AND SUBSIDIARY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maturity distribution based on the amortized cost and fair value (excluding equity bank stock) of investment securities available-for-sale as of December 31, 1997 by contractual maturity is shown below. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                              MATURITY DISTRIBUTION

                                               AMORTIZED
                                                   COST           FAIR VALUE
                                              -----------        -----------
Due after five years through ten years        $10,999,000        $11,134,000
Over ten years                                  2,000,000          2,019,000
                                              -----------        -----------
                                               12,999,000         13,153,000
Mortgage-backed securities                     43,314,000         43,653,000
                                              -----------        -----------
Total                                         $56,313,000        $56,806,000
                                              -----------        -----------


Investment securities available-for-sale with a principal balance of $19,904,000 and $22,568,000 were pledged as security for public deposits and other purposes as required by various statutes and agreements as of December 31, 1997 and 1996, respectively. Proceeds from the sale of investment securities available-for-sale during 1997 and 1996 were $20,841,000 and $21,555,000, respectively. Gross gains and gross losses of $115,000 and $(26,000), respectively, were realized on 1997 sales. Gross losses of $147,000 and $158,000 were realized on 1996 and 1995 sales, respectively. Cost was determined in computing the realized loss using the specific identification method.

b)  Investment Securities Held-to-maturity:

Mortgage-backed securities are fully guaranteed by the U.S. government. The amortized cost, gross unrealized gains and losses and fair value of investment securities held-to-maturity as of December 31, 1997 and 1996 were as follows:

                                                               1997
                                  ---------------------------------------------------------------------
                                                        GROSS            GROSS
                                    AMORTIZED        UNREALIZED         UNREALIZED
                                      COST              GAINS             LOSSES            FAIR VALUE
                                  -----------        -----------        -----------         -----------
U.S. Government agencies          $ 3,573,000        $    34,000        $      --           $ 3,607,000
Step up bonds                         997,000              7,000               --             1,004,000
Mortgage-backed securities          6,365,000               --              (50,000)          6,315,000
Municipal bonds                    12,341,000            332,000            (26,000)         12,647,000
Corporate notes                       202,000              5,000               --               207,000
                                  -----------        -----------        -----------         -----------
Total                             $23,478,000        $   378,000        $   (76,000)        $23,780,000
                                  -----------        -----------        -----------         -----------


                                                                1996
                                  -----------------------------------------------------------------
                                                      GROSS             GROSS
                                    AMORTIZED       UNREALIZED        UNREALIZED
                                      COST             GAINS            LOSSES           FAIR VALUE
                                  ----------        ----------        ----------         ----------
U.S. Government agencies          $1,000,000        $     --          $   (5,000)        $  995,000
Step up bonds                        997,000              --                --              997,000
Mortgage-backed securities         7,079,000              --            (101,000)         6,978,000
Corporate notes                      203,000             8,000              --              211,000
                                  ----------        ----------        ----------         ----------
Total                             $9,279,000        $    8,000        $ (106,000)        $9,181,000
                                  ==========        ==========        ==========         ==========

  FP BANCORP, INC. AND SUBSIDIARY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maturity distribution based on amortized cost and fair value of investment securities held-to-maturity as of December 31, 1997 by contractual maturity is shown below. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                              MATURITY DISTRIBUTION

                                           AMORTIZED COST         FAIR VALUE
                                           --------------        -----------
Due after one year through five years         $   202,000        $   207,000
Due after five years through ten years          1,000,000          1,010,000
Over ten years                                 15,911,000         16,248,000
                                              -----------        -----------
                                               17,113,000         17,465,000
Mortgage-backed securities                      6,365,000          6,315,000
                                              -----------        -----------
Total                                         $23,478,000        $23,780,000
                                              -----------        -----------


Investment securities held-to-maturity with a principal amount of $9,329,000 and $6,089,000 were pledged as security for public deposits and other purposes as required by various statutes and agreements as of December 31, 1997 and 1996, respectively. There were no sales of investment securities held-to-maturity during 1997, 1996 or 1995.

c)  Interest Income on Investment Securities:

The following table presents interest income on investment securities for the years ended December 31, 1997, 1996 and 1995:

                                                    1997             1996              1995
                                                ----------        ----------        ----------
Investment securities available-for-sale        $3,845,000        $2,182,000        $  915,000
Investment securities held-to-maturity             849,000           468,000           868,000
                                                ----------        ----------        ----------
Total                                           $4,694,000        $2,650,000        $1,783,000
                                                ==========        ==========        ==========


d)  Derivatives:

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

There were no derivatives included in investment securities available-for-sale as of December 31, 1997 and 1996. Derivatives included in investment securities held-to-maturity had both an amortized cost and fair value of $997,000 and $1,004,000, respectively, as of December 31, 1997 and both an amortized cost and fair value of $997,000 as of December 31, 1996.

  FP BANCORP, INC. AND SUBSIDIARY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5) LOANS
Loans were comprised of the following as of December 31, 1997 and 1996:

                                            1997                 1996
                                      -------------         -------------
Commercial                            $  84,384,000         $  80,894,000
Real estate                             123,098,000           108,530,000
Construction                              8,379,000            14,507,000
Installment                              15,850,000            12,371,000
                                      -------------         -------------
Total loans                             231,711,000           216,302,000
Less allowance for loan losses           (2,646,000)           (3,121,000)
Less deferred loan fees                    (561,000)             (662,000)
Less discount                              (648,000)           (1,643,000)
                                      -------------         -------------
Net loans                             $ 227,856,000         $ 210,876,000
                                      =============         =============


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

The maturity distribution of the loan portfolio as of December 31, 1997 was as follows:

Within one year                $  58,447,000
One to five years                 83,462,000
After five years                  89,802,000
                               -------------
Total                           $231,711,000
                               =============

  FP BANCORP, INC. AND SUBSIDIARY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The sensitivity of loans to changes in interest rates as of December 31, 1997 was as follows:

Fixed rate loans               $  80,544,000
Variable rate loans              151,167,000
                               -------------
Total                          $ 231,711,000
                               =============

The Company has established a monitoring system for its loans in order to identify potential problem loans and to permit the periodic evaluation of impairment and the adequacy of the allowance for loan losses in a timely manner. Impaired loans included in the Company's loan portfolio as of December 31, 1997 and 1996 were $996,000 and $2,506,000, respectively, which had an aggregate specific related allowance amounts of $81,000 and $358,000, respectively. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market prices of the impaired loan or (iii) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment of the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for loan losses. During 1997, 1996 and 1995 the average balances of impaired loans were $1,699,000, $2,489,000 and $2,402,000, respectively. During 1997, 1996 and 1995, respectively, $15,000,
$65,000 and $81,000 of interest was recognized on these loans during the period of impairment on a cash basis in accordance with Company policy.

As of December 31, 1997 and 1996, troubled debt restructurings ("TDR's") amounted to $525,000 and $717,000, respectively. The Company has not committed to lend any additional funds to those borrowers under TDR's, and TDR's are current in accordance with their modified terms. Interest recorded on the TDR's was $52,000 and $64,000 for the years ended December 31, 1997 and 1996, respectively.

A summary of the activity in the allowance for loan losses, which includes provisions for impaired loans, for the years ended December 31, 1997, 1996 and 1995 was as follows:

                                     1997          1996           1995
                                 -----------   -----------   ------------
Balance as of beginning of year  $ 3,121,000   $ 2,013,000   $ 2,666,000
Provision charged to expense         432,000       700,000       600,000
Allowance acquired                   284,000     1,290,000       803,000
Loan charge-offs                  (1,438,000)   (1,418,000)   (2,453,000)
Loan recoveries                      247,000       536,000       397,000
                                 -----------   -----------   -----------
Balance as of end of year        $ 2,646,000   $ 3,121,000   $ 2,013,000
                                 ===========   ===========   ===========

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

Loans on nonaccrual amounted to $614,000, $1,374,000 and $735,000 as of December 31, 1997, 1996 and 1995, respectively. Interest income of $125,000, $111,000 and
$52,000 would have been recorded for the years ended December 31, 1997, 1996 and 1995, respectively, if nonaccrual loans had been on a current basis, in accordance with their original terms. Interest income of $42,000, $65,000 and $49,000 was recognized on loans subsequently transferred to nonaccrual status as of December 31, 1997, 1996 and 1995, respectively.

In the normal course of business, the Company has made loans to certain directors, executive officers and their affiliates under terms consistent with their general lending policies. An analysis of this activity during 1997 is summarized as follows:

Loan balances as of December 31, 1996          $ 5,648,000
ADDITIONS                                          658,000
COLLECTIONS                                     (4,003,000)
                                               -----------
LOAN BALANCES AS OF DECEMBER 31, 1997          $ 2,303,000
                                               ===========

  FP BANCORP, INC. AND SUBSIDIARY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has also extended additional commitments to these directors, executive officers and their affiliates totaling approximately $1,997,000 as of December 31, 1997.


6) OTHER REAL ESTATE OWNED

Other real estate owned was comprised of the following as of December 31, 1997 and 1996:

                                                              1997          1996
                                                        ----------        ----------
Real estate acquired through settlement of loans        $1,377,000        $2,214,000
Less allowance for possible losses                         117,000           885,000
                                                        ----------        ----------
Total                                                   $1,260,000        $1,329,000
                                                        ==========        ==========

A summary of the changes in the allowance for possible losses on other real estate owned for the years ended December 31, 1997, 1996 and 1995 follows:

                                          1997             1996              1995
                                       ---------         ---------         ---------
Balance as of beginning of year        $ 885,000         $ 880,000         $ 808,000
Provision charged to expense              33,000           409,000           537,000
Charge-offs                             (801,000)         (404,000)         (465,000)
                                       ---------         ---------         ---------
Balance as of end of year              $ 117,000         $ 885,000         $ 880,000
                                       ---------         ---------         ---------



7)  PREMISES AND EQUIPMENT

Premises and equipment were comprised of the following as December 31, 1997 and 1996:

                                             1997              1996
                                         -----------        -----------
Land                                     $ 2,149,000        $ 2,049,000
Premises                                   3,936,000          3,726,000
Furniture, fixtures and equipment          5,941,000          5,804,000
Leasehold improvements                     1,184,000          1,286,000
                                         -----------        -----------
                                          13,210,000         12,865,000
Less accumulated depreciation
   and amortization                        5,633,000          5,193,000
                                         -----------        -----------
Total                                    $ 7,577,000        $ 7,672,000
                                         ===========        ===========



8)  DEPOSITS

Interest-bearing deposits were comprised of the following as of December 31, 1997 and 1996:

                                              1997               1996
                                         ------------        ------------
Interest-bearing demand deposits         $ 64,012,000        $ 54,695,000
Money market deposits                      56,772,000          60,405,000
Savings deposits                           20,096,000          17,366,000
Time deposits under $100,000               56,746,000          45,095,000
Time deposits of $100,000 or more          37,081,000          27,419,000
                                         ------------        ------------
Total interest-bearing deposits          $234,707,000        $204,980,000
                                         ============        ============

  FP BANCORP, INC. AND SUBSIDIARY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maturity distribution of time deposits as of December 31, 1997 was as follows:

                               TIME DEPOSITS   TIME DEPOSITS
                                 => $100,000    < $100,000         TOTAL
                               -------------   -----------    -----------
Three months or less             $21,756,000   $19,460,000   $41,216,000
Over three through six months      6,663,000    13,418,000    20,081,000
Over six through twelve months     7,821,000    20,899,000    28,720,000
Over twelve months                   841,000     2,969,000     3,810,000
                                 -----------   -----------   -----------
Total                            $37,081,000   $56,746,000   $93,827,000
                                 ===========   ===========   ===========



Interest expense on deposits was comprised of the following for the years ended December 31, 1997, 1996 and 1995:

                                              1997             1996              1995
                                          ----------        ----------        ----------
Interest-bearing demand deposits          $  583,000        $  459,000        $  354,000
Money market deposits                      2,055,000         1,689,000         1,211,000
Savings deposits                             405,000           348,000           275,000
Time deposits under $100,000               2,656,000         2,191,000         1,747,000
Time deposits of $100,000 or more          1,796,000         1,323,000           880,000
                                          ----------        ----------        ----------
Total interest expense on deposits        $7,495,000        $6,010,000        $4,467,000
                                          ==========        ==========        ==========


9) CONVERTIBLE SUBORDINATED DEBENTURES

During 1993, the Company completed the sale of $4,575,000 of 9% convertible subordinated debentures due December 31, 1997 (the "Debentures"). Under the original terms of the Debentures, on December 31, 1997, the holders of the Debentures were to receive cash in the principal amount, or, if the conversion rights were exercised, 100 shares of FP Bancorp's common stock (subject to antidilutive adjustments) for each $1,000 principal of Debentures, subject to the limitation that the fair market value of the number of shares of common stock received by the holder of a Debenture could not exceed twice the principal amount of the Debenture. FP Bancorp invested $3,400,000 of the proceeds in FPNB, used approximately $618,000 to provide a reserve for the payment of interest on the Debentures through January 1, 1995, paid expenses of the offering and other items, and kept the remaining proceeds available for general corporate purposes including payment of interest on the Debentures.

In light of the definitive merger agreement between the Company and Zions (note
2), the Company extended the time by which holders of the Company's 9% Subordinated Convertible Debentures due December 31, 1997, would be allowed to exercise their conversion rights. The Company also allowed those who had already exercised their conversion rights time to withdraw notices of conversion which may already have been presented to the Company, if they wished to do so (note
18).


10)  FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("Statement 107"), requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

Cash and Due From Banks
The carrying amount is assumed to be the fair value because of the liquidity of these instruments.

Investment Securities
Fair values are based on quoted market prices available as of the balance sheet date. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

  FP BANCORP, INC. AND SUBSIDIARY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deposits
Under Statement 107, the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand as of December 31, 1997 and 1996. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. No value has been assigned to the Company's long-term relationships with its deposit customers (core deposit intangible) since it is not a financial instrument as defined under Statement 107.

Federal Funds Purchased and Other Borrowings
The carrying amount is assumed to be the fair value because of the liquidity of these instruments.

Convertible Subordinated Debentures
The fair value of Debentures is estimated based on the amount of discounted future cash flows through estimated maturity using estimated market discount rates based on current borrowing rates for similar debt instruments as of December 31, 1996, and represents the actual market value of the Debentures as of December 31, 1997.

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

Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair value is estimated as of December 31, 1997 and 1996, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

  FP BANCORP, INC. AND SUBSIDIARY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company's financial instruments as of December 31, 1997 and 1996 were as follows:

                                                             1997                                    1996
                                               ---------------------------------     ---------------------------------
                                                                      FAIR VALUE                            Fair Value
                                               CARRYING AMOUNT        ESTIMATES      Carrying Amount        Estimates
                                               --------------       ------------      -------------         ------------
Financial assets:
Cash and due from banks                         $ 23,737,000        $ 23,737,000        $ 22,919,000        $ 22,919,000
Investment securities available-for-sale          59,366,000          59,366,000          47,405,000          47,405,000
Investment securities held-to-maturity            23,478,000          23,780,000           9,279,000           9,181,000
Loans, net                                       227,856,000         228,411,000         210,876,000         209,035,000
Financial liabilities:
Deposits                                         309,502,000         309,734,000         264,521,000         264,688,000
Federal funds purchased and
  other borrowings                                11,100,000          11,100,000          16,752,000          16,752,000
Convertible subordinated debentures                4,575,000           9,150,000           4,575,000           5,147,000


                                                                      FAIR VALUE                            Fair Value
                                               CONTRACT AMOUNT        ESTIMATES       Contract Amount        Estimates
                                               ---------------      ------------      ---------------       ------------
Off-balance sheet financial instruments:
Commitments to extend credit                     $44,968,000            $899,000         $51,310,000         $1,026,000
Standby letters of credit                         $3,759,000             $75,000          $3,269,000            $65,000


11)  INCOME TAXES

The components of income taxes for the year ended December 31, 1997, 1996 and 1995 were as follows:

                                                  1997               1996                1995
                                             -----------         -----------         -----------
Current:
  Federal                                    $   852,000         $   145,000         $    21,000
  State                                          246,000               7,000               2,000
                                             -----------         -----------         -----------
Total current                                  1,098,000             152,000              23,000
                                             -----------         -----------         -----------
Deferred:
  Federal                                      1,577,000             733,000             513,000
  State                                          374,000             240,000             165,000
                                             -----------         -----------         -----------
Total deferred                                 1,951,000             973,000             678,000
                                             -----------         -----------         -----------
Change in valuation allowance                    (82,000)         (2,293,000)         (1,578,000)
Tax allocated to stockholders' equity            207,000                --                  --
Tax credited to goodwill                            --               246,000              49,000
                                             -----------         -----------         -----------
Income taxes (benefit)                       $ 3,174,000         $  (922,000)        $  (828,000)
                                             ===========         ===========         ===========

  FP BANCORP, INC. AND SUBSIDIARY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1997 and 1996 were as follows:

                                                                   1997                1996
                                                                -----------         -----------
Deferred tax assets:
  Plant and equipment, principally due to
    differences in depreciation                                 $   256,000         $   352,000

  Nonaccrual interest recognized as income for taxes
    but not for books                                                52,000              46,000
  OREO property, principally due to differences
    in valuation of property                                        463,000             281,000
  Net operating loss carryforwards                                1,391,000           3,564,000
  Alternative minimum and other tax credit carryforwards            355,000             355,000
  Other                                                              14,000                --
                                                                -----------         -----------
  Total gross deferred tax assets                                 2,531,000           4,598,000
  Less:  valuation allowance                                     (1,851,000)         (1,933,000)
                                                                -----------         -----------
  Net deferred tax assets                                       $   680,000         $ 2,665,000
                                                                -----------         -----------

Deferred tax liabilities:
  Allowance for loan losses, due to differences in
   computation of loan debts                                    $   (86,000)        $  (151,000)
  Deferred loan costs                                              (243,000)           (294,000)
  Unrealized gain on investment securities
   available-for-sale                                              (207,000)               --
                                                                -----------         -----------
  Net deferred tax liability                                    $  (536,000)        $  (445,000)
                                                                -----------         -----------


A reconciliation of total income taxes (benefit) for the years ended December 31, 1997, 1996 and 1995 to the amount computed by applying the applicable statutory Federal income tax rate of 34% to earnings before income taxes follows:

                                                          1997              1996               1995
                                                    -----------         -----------         -----------
Computed expected income taxes                      $ 2,569,000         $ 1,117,000         $   368,000
Tax exempt income                                       (74,000)               --                  --
Decrease in valuation allowance                         (82,000)         (2,293,000)         (1,578,000)
Amortization of goodwill                                 95,000              87,000              27,000
State taxes, net of Federal benefit                     410,000             163,000             110,000
Adjustment of prior year estimated liability               --                  --                19,000
Recognition of acquired tax benefits
  previously included in valuation allowance               --               246,000              49,000
Other                                                   256,000            (242,000)            177,000
                                                    -----------         -----------         -----------
Total income taxes (benefit)                        $ 3,174,000         $  (922,000)        $  (828,000)
                                                    ===========         ===========         ===========

Net deferred tax assets included in accrued interest and other assets in the consolidated balance sheets were $144,000 and $2,220,000 as of December 31, 1997 and 1996, respectively. Current taxes payable included in accrued interest and other liabilities in the consolidated balance sheets were $706,000 and $30,000 as of December 31, 1997 and 1996, respectively. As of December 31, 1997, the Company has net operating loss carryforwards for Federal and state income tax purposes of $3,679,000 and $2,424,000, respectively, which are available to offset future taxable income of the acquired institutions, if any, through 2015 and 2000, respectively. In addition, the Company has alternative minimum and other tax credit carryforwards of approximately $355,000 which are available to reduce future Federal regular income taxes, if any, over an indefinite period.

The 1997 net change in the deferred tax asset valuation allowance was a decrease of $82,000. The remaining valuation allowance of $1,851,000 as of December 31, 1997 relates to Federal and state tax carryforwards of acquired institutions, which are limited as to their utilization. Management believes that the realization of the recognized net deferred tax asset of $144,000 is more likely than not, based on the expectation that the Company will generate the necessary amount of taxable income in future periods.

  FP BANCORP, INC. AND SUBSIDIARY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12)  STOCK OPTIONS
The Company has a stock option plan approved in 1988 (the "1988 Plan") which provides for the granting of options for up to 90,090 shares of common stock to employees for a price not less than the fair market value of the stock at the date of grant (note 18). In November 1993, the Board of Directors approved an increase in the number of shares available under the 1988 Plan to 250,000 shares and in May 1994, the increase was approved by the stockholders. In March 1996, the Board of Directors approved an increase in the number of shares available under the 1988 Plan to 500,000 shares and in May 1996, the increase was approved by the stockholders. The plan provides for nonqualified and incentive stock options for employees and nonemployee directors. Shares under the employee options become exercisable at a rate of 20% or 33 1/3% annually. Shares under the nonemployee director options are exercisable immediately following the effective date of the grant. The terms of the options range from five to ten years from the date the options are granted. Options are granted at a price equal to the fair market value of the shares as of the date of grant. Options to purchase 204,763 shares were available for grant as of December 31, 1997.

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

                                                        1997               1996                1995
                                                    -----------         -----------         -----------
Net earnings, as reported                      $   4,383,000        $   4,208,000        $   1,911,000
Pro forma net earnings                         $   4,105,000        $   3,914,000        $   1,911,000
Basic earnings per share, as reported          $        1.62        $        1.59        $        0.78
Pro forma basic earnings per share             $        1.51        $        1.48        $        0.78

Diluted earnings per share, as reported        $        1.45        $        1.41        $        0.72
Pro forma diluted earnings per share           $        1.37        $        1.34        $        0.72

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1997 and 1996: risk-free interest rates equal to comparable U.S. Treasury rates at each grant date; dividend yield of zero; expected lives of seven years; and volatility of 65.8%. The weighted average fair values of stock options granted in 1997 and 1996 were $12.72 and $3.43, respectively. Pro forma net earnings reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under Statement No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

The following is a summary of transactions under the 1988 Stock Option Plan which occurred during 1997, 1996, and 1995:


                                           Number of     Weighted Average
                                            Shares        Exercise Price
                                             ------       -------------
Outstanding as of December 31, 1994         155,776         $    5.15
Exercised                                    (2,800)        $    5.15
                                           --------         ---------
Outstanding as of December 31, 1995         152,976         $    5.15
Granted                                     114,000         $    8.74
Exercised                                    (2,850)        $    5.15
                                           --------         ---------
Outstanding as of December 31, 1996         264,126         $    6.70
GRANTED                                      24,500         $   18.21
EXERCISED                                  (125,200)        $    5.22
                                           --------         ---------
OUTSTANDING AS OF DECEMBER 31, 1997         163,426         $    9.56
                                           --------         ---------

Exercisable as of:
DECEMBER 31, 1997                           127,925         $    9.19
December 31, 1996                           217,658         $    6.33
December 31, 1995                           104,628         $    5.15
                                           --------         ---------


As of December 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options were $5.15 to $18.13 and 8.2 years, respectively.

  FP BANCORP, INC. AND SUBSIDIARY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13) EMPLOYEE STOCK OWNERSHIP PLAN

Prior to 1996, the Company sponsored the FP Bancorp Employee Stock Ownership Plan (the "ESOP"). The amount of annual contributions to the ESOP were at the discretion of the Company's Board of Directors. There were no contributions under the ESOP in 1996. Contributions under the ESOP amounted to $143,000 in 1995.

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


14) 401(k) SAVINGS PLAN

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

Participants' accounts are credited or debited with investment earnings or losses at the end of each calendar quarter. FPNB contributed $126,000 and $138,000 as discretionary contributions for the years ended December 31, 1997 and 1996, respectively. The contributions in 1997 and 1996 were a match based on 50% of a participant's first 6% of salary withholdings. The contribution in 1995 was a match based on 50% of a participant's first 4% of salary withholdings.


15)  LEASE COMMITMENTS

The Company leases certain of its banking and administrative facilities from a partnership whose partners include several members of the Company's Board of Directors. As of December 31, 1997, minimum rental payments due primarily to these related partnerships under operating leases having initial or remaining noncancelable lease terms in excess of one year were as follows:

                                Operating leases          Other             Total
                              with related parties   operating leases   Commitments
                                    ----------        ----------        ----------
1998                                $  329,000        $  222,000        $  551,000
1999                                   317,000           228,000           545,000
2000                                   289,000           231,000           520,000
2001                                   273,000           175,000           448,000
2002                                   219,000           148,000           367,000
Thereafter                           4,726,000           137,000         4,863,000
                                    ----------        ----------        ----------
Total minimum lease payments        $6,153,000        $1,141,000        $7,294,000
                                    ==========        ==========        ==========

During 1997, 1996 and 1995 rent expense totaled $533,000, $532,000 and $431,000, respectively. There are no contingent rental payments applicable to any of the leases. Most of the leases provide that the Company pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased premises in addition to the monthly minimum payments. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

  FP BANCORP, INC. AND SUBSIDIARY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16)  COMMITMENTS AND CONTINGENCIES

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

Commitments to extend credit amounting to $44,968,000 were outstanding as of December 31, 1997. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit and financial guarantees amounting to $3,759,000 were outstanding as of December 31, 1997. Standby letters of credit and financial guarantees are conditional commitments issued by FPNB to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees will expire within one year.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate that any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees.

As of December 31, 1997, the Company had lines of credit in the amount of $12,000,000 from correspondent banks, of which $3,100,000 was outstanding as of December 31,1997. These lines are renewable annually. The Company also had a credit line with the Federal Home Loan Bank ("FHLB"), which would allow the Company to borrow up to $18,000,000. Borrowings of $8,000,000 were outstanding on the FHLB line as of December 31, 1997. In addition, the Company had arrangements for $40,000,000 in reverse repurchase agreements with investment brokers that were unused as of December 31, 1997. The availability of the lines of credit, as well as adjustments in deposit programs, provides for liquidity in the event that the level of deposits should fall abnormally low. These sources provide that funding thereof may be withdrawn depending upon the financial strength of the Company.

The year 2000 ("Y2K") problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failure or miscalculations. All Y2K expenses will be expensed as incurred. The Company does not anticipate that costs associated with resolving the Y2K problem will materially effect the Company's net earnings or financial position in the future.

Because of the nature of its activities, the Company is at all times subject to pending and threatened legal actions which arise out of the normal course of its business. In the opinion of management, based in part upon opinions of legal counsel, the disposition of all litigation will not have a material effect on the Company.


17)  REGULATORY MATTERS

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law on December 19, 1991. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well-capitalized", "adequately-capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized".

  FP BANCORP, INC. AND SUBSIDIARY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The prompt corrective action regulations define "well-capitalized" as having a Risk-based Capital Ratio of 10% or greater, having a Tier 1 Risk-based Capital Ratio of 6% or greater and having a leverage ratio of 5% or greater. Under these guidelines, as of December 31, 1997, the Company and FPNB were considered "well-capitalized."

                                                     DECEMBER 31, 1997
                                             FP BANCORP                   FPNB
                                             ----------                   ----
                                     TO BE WELL-CAPITALIZED     TO BE WELL-CAPITALIZED
                                     AMOUNT         RATIO      AMOUNT            RATIO
                                     ------         -----      ------            -----
LEVERAGE RATIOS:
TIER 1 CAPITAL                    $21,965            6.29%     $24,770            7.09%
MINIMUM REQUIRED                   17,471            5.00%      17,465            5.00%
                                  -------            -----     -------           -----
  EXCESS                          $ 4,494            1.29%     $ 7,305            2.09%
                                  =======           =====      =======           =====

RISK-BASED CAPITAL RATIOS:
TIER 1 CAPITAL                    $21,965            9.10%     $24,770           10.27%
MINIMUM REQUIRED                   14,477            6.00%      14,469            6.00%
                                  -------            -----     -------           -----
  EXCESS                          $ 7,488            3.10%     $10,301            4.27%
                                  =======            =====     =======           =====
TOTAL CAPITAL                     $24,611           10.20%     $27,416           11.37%
MINIMUM REQUIRED                   24,129           10.00%      24,116           10.00%
                                  -------           -----      -------           -----
  EXCESS                          $   482            0.20%     $ 3,300            1.37%
                                  =======           =====      =======           =====



                                                   December 31, 1996
                                     FP Bancorp                        FPNB
                                     ----------                        ----
                            To be Adequately-capitalized      To be Well-capitalized
                                  Amount         Ratio         Amount         Ratio
                                  ------         -----         ------         -----
Leverage Ratios:
Tier 1 capital                    $16,965        5.54%        $19,966         6.52%
Minimum required                   12,249        4.00%         15,306         5.00%
                                  -------        ----         -------        -----
  Excess                          $ 4,716        1.54%        $ 4,660         1.52%
                                  =======        ====         =======        =====

Risk-based Capital Ratios:
Tier 1 capital                    $16,965        7.47%        $19,966         8.79%
Minimum required                    9,088        4.00%         13,636         6.00%
                                  -------        ----         -------        -----
  Excess                          $ 7,877        3.47%        $ 6,330        2.79%
                                  -------        ----         -------        -----
Total capital                     $19,808        8.72%        $22,810        10.04%
Minimum required                   18,175        8.00%         22,726        10.00%
                                  -------        ----         -------        -----
  Excess                          $ 1,633        0.72%        $    84         0.04%
                                  =======        ====         =======        =====

Under Federal banking law, dividends declared by FPNB in any calendar year may not, without the approval of the Office of the Comptroller of the Currency (the "OCC"), exceed its net profit, as defined, for that year combined with its retained income from the preceding two years. However, in October 1991, the OCC issued a bulletin to all national banks outlining new guidelines limiting the circumstances under with national banks may pay dividends even if the banks are otherwise statutorily authorized to pay dividends. The limitations impose a requirement or in some cases suggest that prior approval of the OCC should be obtained before a dividend is paid if a national bank is the subject of administrative action or the payment could be viewed by the OCC as unsafe or unsound.

  FP BANCORP, INC. AND SUBSIDIARY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18) SUBSEQUENT EVENTS

On January 17, 1998, in accordance with the original provisions of the 1988 Plan, the 1988 Plan was terminated.

On January 20, 1998, 100% of the Debenture holders elected conversion into Company Common Stock. In accordance with the antidilutive provision included in the terms of the Debentures, a conversion rate of 74.5226 shares of Company Common Stock per $1,000 of principal was utilized. Accordingly, 340,895 shares of Company Common Stock were issued on that date at a total price of $4,575,000, less direct costs of issuance.


19) PARENT COMPANY CONDENSED FINANCIAL INFORMATION

FP Bancorp, Inc.
Condensed Balance Sheets

                                                           December 31,
                                                  ------------------------------
ASSETS                                                1997              1996
                                                  -----------        -----------
Cash                                              $ 1,655,000        $ 1,909,000
Investment in subsidiary                           28,995,000         23,706,000
Other assets                                          130,000            160,000
                                                  -----------        -----------
Total assets                                      $30,780,000        $25,775,000
                                                  -----------        -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other liabilities            $    16,000            222,000
Convertible subordinated debentures                 4,575,000          4,575,000
Stockholders' equity                               26,189,000         20,978,000
                                                  -----------        -----------
Total liabilities and stockholders' equity        $30,780,000        $25,775,000
                                                  ===========        ===========


FP Bancorp, Inc.
Condensed Statements of Earnings

                                                                           Years ended December 31,
                                                            ---------------------------------------------------
                                                                1997                1996               1995
                                                            -----------         -----------         -----------
Other income                                                $    78,000         $   117,000         $   109,000
Interest expense                                               (489,000)           (483,000)           (483,000)
Operating expense                                              (315,000)           (291,000)           (531,000)
                                                            -----------         -----------         -----------
Loss before income taxes and equity in undistributed
  net earnings of subsidiary                                   (726,000)           (657,000)           (905,000)
Equity in undistributed net earnings of subsidiary            5,109,000           4,865,000           2,816,000
                                                            -----------         -----------         -----------
Net earnings                                                $ 4,383,000         $ 4,208,000         $ 1,911,000
                                                            ===========         ===========         ===========

  FP BANCORP, INC. AND SUBSIDIARY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FP Bancorp, Inc.
Condensed Statements of Cash Flows

                                                                                   Years ended December 31,
                                                                     ---------------------------------------------------
                                                                         1997               1996                1995
                                                                     -----------         -----------         -----------
Cash flows from operating activities:
Net earnings                                                         $ 4,383,000         $ 4,208,000         $ 1,911,000
Adjustments to reconcile net earnings to net cash
  used in operating activities:
Equity in undistributed net earnings of subsidiary                    (5,109,000)         (4,865,000)         (2,816,000)
Amortization of debenture issuance costs                                  72,000              72,000              72,000
Net (increase) decrease  in other assets                                 (42,000)            248,000            (155,000)
(Decrease) increase in accrued expenses and other liabilities           (206,000)            (89,000)             87,000
                                                                     -----------         -----------         -----------
Net cash used in operating activities                                   (902,000)           (426,000)           (901,000)
                                                                     -----------         -----------         -----------
Cash flows from investing activities:
Decrease in receivable from ESOP                                            --               100,000              33,000
                                                                     -----------         -----------         -----------
Net cash provided by investing activities                                   --               100,000              33,000
                                                                     -----------         -----------         -----------
Cash flows from financing activities:
Proceeds from exercise of stock options                                  648,000              15,000              15,000
                                                                     -----------         -----------         -----------
Net cash provided by financing activities                                648,000              15,000              15,000
                                                                     -----------         -----------         -----------
Net decrease in cash                                                    (254,000)           (311,000)           (853,000)
Cash at beginning of year                                              1,909,000           2,220,000           3,073,000
                                                                     -----------         -----------         -----------
Cash at end of year                                                  $ 1,655,000         $ 1,909,000         $ 2,220,000
                                                                     -----------         -----------         -----------

Supplemental disclosure of cash flow information:
Cash paid for:
Interest                                                             $   618,000         $   412,000         $   412,000
Income taxes                                                         $    21,000         $    33,000         $     1,000
                                                                     -----------         -----------         -----------

Supplemental disclosure of noncash investing
  and financing activities:
Increase (decrease) in net unrealized gains
  on investment securities available-for-sale                        $   180,000         $  (178,000)        $   799,000
                                                                     ===========         ===========         ===========
Common stock issued in merger                                        $      --           $      --           $ 4,255,000
                                                                     ===========         ===========         ===========


20) QUARTERLY EARNINGS

The following is a summary of the Company's quarterly earnings:

                                                     THREE MONTHS ENDED
                                 ------------------------------------------------------
1997                             DECEMBER 31   SEPTEMBER 30      JUNE 30      MARCH 31
-------------------------        -----------   ------------   -----------    -----------
INTEREST INCOME                   $7,460,000    $7,196,000    $7,006,000     $6,741,000
INTEREST EXPENSE                   2,248,000     2,146,000     2,008,000      2,060,000
NET INTEREST INCOME BEFORE
  PROVISION FOR LOAN LOSSES        5,212,000     5,050,000     4,998,000      4,681,000
PROVISION FOR LOAN LOSSES            108,000       108,000       108,000        108,000
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES        5,104,000     4,942,000     4,890,000      4,573,000
OTHER OPERATING INCOME               760,000       651,000       564,000        565,000
OTHER OPERATING EXPENSES           3,639,000     3,575,000     3,719,000      3,559,000
EARNINGS BEFORE INCOME TAXES       2,225,000     2,018,000     1,735,000      1,579,000
INCOME TAX EXPENSE                   943,000       841,000       725,000        665,000
NET EARNINGS                       1,282,000     1,177,000     1,010,000        914,000
BASIC EARNINGS PER SHARE               $0.46         $0.43         $0.38          $0.34
DILUTED EARNINGS PER SHARE             $0.42         $0.37         $0.33          $0.29
                                 -----------   ------------   -----------    -----------

  FP BANCORP, INC. AND SUBSIDIARY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                     Three months ended
                                 -------------------------------------------------------
1996                               December 31  September 30      June 30      March 31
-------------------------        -----------   ------------   -----------    -----------
Interest income                   $6,315,000    $5,874,000    $5,631,000     $4,423,000
Interest expense                   1,828,000     1,778,000     1,618,000      1,293,000
Net interest income before
  provision for loan losses        4,487,000     4,096,000     4,013,000      3,130,000
Provision for loan losses            150,000       150,000       150,000        250,000
Net interest income after
  provision for loan losses        4,337,000     3,946,000     3,863,000      2,880,000
Other operating income               806,000       483,000       347,000        376,000
Other operating expenses           3,796,000     3,465,000     3,680,000      2,811,000
Earnings before income taxes       1,347,000       964,000       530,000        445,000
Income tax expense (benefit)         340,000        (5,000)     (978,000)      (279,000)
Net earnings                       1,007,000       969,000     1,508,000        724,000
Basic earnings per share                $.38          $.37          $.57           $.27
Diluted earnings per share              $.32          $.32          $.48           $.22
                                 -----------    ----------    ----------     ----------

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

                                                                         CURRENT
                                   POSITIONS HELD      DIRECTOR OF THE     TERM
          NAME        AGE         WITH THE COMPANY      COMPANY SINCE    EXPIRES
          ----        ---         ----------------       -------------   -------
Harvey L. Williamson   64         President, Chief           1988          1999
                                Executive Officer and
                                      Director
Michael J. Perdue(1)   43          Executive Vice            1996          1999
                                  President, Chief
                                Operating Officer and
                                      Director
Gary W. Deems          51          Executive Vice            1996          1998
                                  President, Chief
                                   Administrative
                               Officer, Secretary and
                                      Director
Mark N. Baker          51       Chairman and Director        1984          1998
Earle W. Frey, Jr.     72             Director               1984          1999
Robert W. Klemme       52             Director               1995          1999
Joseph J. Kuebler      55             Director               1993          1998
Randall C. Luce        38             Director               1995          1999
Larry R. Markham       47             Director               1993          1998
Richard W. McBride     62             Director               1992          1998
Richard S. Spanjian    70             Director               1993          1998
Robert M. Spanjian     72             Director               1988          1999
Richard B. Thomas      51             Director               1995          1998
Michael W. Wexler      51             Director               1984          1999

-------------------------

(1) Mr. Perdue also served as a director of the Company from August 1992 to August 1993.

    Harvey L. Williamson became President and Chief Executive Officer of the Company and its wholly-owned subsidiary, First Pacific National Bank ("FPNB"), on August 13, 1992. Prior to that time he served as a Senior Executive Vice President of the Company beginning in 1990, was an Executive Vice President of the Company from 1988 to 1990 and served as President and Chief Executive Officer of San Marcos National Bank from 1983 until September 1992.

    Michael J. Perdue has served as Executive Vice President and Chief Operating Officer of the Company and FPNB since August 1993. He served as a director of the Company from August 1992 to August 1993. He served as President and Chief Executive Officer of Temecula Valley National Bank from July 1992 until August 1993. Immediately prior to coming to Temecula Valley National Bank, Mr. Perdue served as Vice President and Chief Financial Officer of Ranpac, Inc., a real estate development company headquartered in Temecula, California.

    Gary W. Deems has served as Executive Vice President, Chief Administrative Officer and Secretary of the Company and FPNB since July 1993. From 1990 to 1993, Mr. Deems oversaw 18 retail branches as a Vice President/District Manager for Wells Fargo Bank.

    Mark N. Baker is a partner in Baker Enterprises, a real estate venture partnership, and has held such position since 1972. Mr. Baker is also Executive Vice President of San Diego Wood Preserving Co. and has held that position since 1985. From 1982 through 1996, Mr. Baker also served as Executive Vice President of Baker Electric, Inc., a local electrical contractor in business in Escondido, California since 1937.

                                     III-1

    Earle W. Frey, Jr. is President of Frey Nursery, Inc. a nursery containing primarily avocado and citrus trees. Mr. Frey has held such position since 1975.

    Robert W. Klemme is the President of Entrepreneurial Capital Corporation, a diversified holding company, and has held such position since 1986. From 1993 until its acquisition by the Company in 1995 (the "Overland Merger"), Mr. Klemme served as Chairman of Overland Bank. He served as a director of Cal-West National Bank from 1986, and as Chairman of Cal-West National Bank, from 1987 until its merger with Overland Bank in 1993 (the "Cal-West Merger").

    Joseph J. Kuebler is President of Kuebler, Thomas & Co., Certified Public Accountants, which has offices in Temecula and Perris, California. Mr. Kuebler has held such position since 1987.

    Randall C. Luce is President of Entrepreneurial Investment Corporation ("EIC"), a capital investment company specializing in the real estate and financial service industries. EIC is part of the Entrepreneurial Corporate Group, a diversified group of companies owned by Duane R. Roberts. Since 1987, Mr. Luce has served in various senior management positions with affiliates of Entrepreneurial Capital Group, including serving as President of EIC and Entrepreneurial Management Corporation. From 1993 until the Overland Merger in 1995, Mr. Luce served as Vice Chairman of Overland Bank, and Mr. Luce served as President and Chief Executive Officer of Cal-West National Bank from 1991 until the Cal-West Merger in 1993.

    Larry R. Markham is the principal of Markham & Associates, a development consulting firm that has been in business in Temecula since 1981.

    Richard W. McBride is President of Southern Contracting Co., a regional electrical contractor that has been in business since 1964.

    Richard S. Spanjian is a retired businessman. During the period from 1945 to 1985, Mr. Spanjian was President of Spanjian Sportswear, Inc. Richard S. Spanjian is the brother of Robert M. Spanjian, who also is a director.

    Robert M. Spanjian is a retired businessman. During the period from 1945 to 1985, Mr. Spanjian was Chairman and Vice President of Spanjian Sportswear, Inc. Robert M. Spanjian is the brother of Richard S. Spanjian, who also is a director.

    Richard B. Thomas is the President of Richard B. Thomas, a Professional Accountancy Corporation, and has held such position since 1996. Prior to that, he served as Senior Vice President and Chief Financial Officer of Entrepreneurial Capital Corporation, a diversified holding company, and had held such positions since 1989. From 1993 until the Overland Merger in 1995, Mr. Thomas was a director of Overland Bank. From 1990 until the Cal-West Merger in 1993, he served as a director of Cal-West National Bank.

    Michael W. Wexler is President of Pine Tree Lumber Company and has held such position since 1992.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that directors and executive officers of companies with shares registered under the Exchange Act, such as the Company, and beneficial owners of more than 10% of such shares (collectively such directors, officers, and shareholders being referred to as "Insiders") make filings with the Securities and Exchange Commission (the "SEC"), reporting their direct and indirect ownership and acquisition and disposition of such shares. The SEC has adopted rules implementing Section 16(a) (the "Reporting Rules") that are quite complex and interpretive advice of the SEC concerning these rules is often sought by registrants.

    Effective May 1, 1991, the SEC adopted new Reporting Rules implementing
Section 16(a) and also adopted a rule requiring the registrant to disclose any instances of noncompliance by any Insider. The SEC adopted this requirement largely because of what it believed was a relatively high level of noncompliance with the Reporting Rules previously in effect. Based solely on its review of copies of Forms 3, 4, and 5 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), and Forms 5 and amendments thereto furnished to the

                                     III-2

Company with respect to its most recent fiscal year, and written representations from its Insiders, the Company believes that, during its last fiscal year, its Insiders complied with all Section 16(a) filing requirements.

ITEM 10.     EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

    The following table and accompanying notes present the aggregate indicated compensation paid by the Company and FPNB during 1997 and, to the extent required by applicable rules, during the preceding two fiscal years to the Chief Executive Officer and the two other executive officers of the Company as of December 31, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                  LONG TERM
                                     ANNUAL COMPENSATION         COMPENSATION
                               -------------------------------   -------------

                                                                          SECURITIES        OTHER
                                                                           UNDERLYING    COMPENSATION
         NAME AND                            SALARY           BONUS         OPTIONS          (1)
    PRINCIPAL POSITION          YEAR           ($)             ($)            (#)            ($)
    ------------------          ----        -------------------------------------------------------
Harvey L. Williamson            1997        $176,136       $ 77,134(2)          0        $  8,502
   President and Chief          1996         171,000         45,772(3)      5,000           8,200(4)
   Executive Officer            1995         167,907(5)      60,000(6)          0           6,700(7)

Michael J. Perdue               1997        $137,040       $ 77,134(8)          0        $  9,397
   Executive Vice               1996         133,000         45,772(3)     15,000           4,500
   President and Chief          1995         125,000         60,000(6)          0           3,000
   Operating Officer

Gary W. Deems                   1997        $137,040       $ 77,134(9)          0        $  9,397
   Executive Vice               1996         133,000         45,772(3)     15,000           4,500
   President,                   1995         125,000         60,000(6)          0           3,000
   Chief Administrative
   Officer and Secretary

----------

(1) Represents discretionary employer matching contributions to the First Pacific National Bank 401(k) Savings Plan.

(2) Bonus earned in 1997; $69,000 paid in 1997 and $8,134 paid in 1998.

(3) Bonuses earned in 1996 but paid in 1997.

(4) $4,500 represents discretionary employer matching contributions to the First Pacific National Bank 401(k) Savings Plan, and $3,700 represents the premium paid by the Bank for a whole life insurance policy for the benefit of Mr. Williamson.

(5) Includes $7,407 payment in lieu of accrued vacation.

(6) Bonuses earned in 1995 but paid in 1996.

(7) $3,000 represents discretionary employer matching contributions to the First Pacific National Bank 401(k) Savings Plan, and $3,700 represents the premium paid by the Bank for a whole life insurance policy for the benefit of Mr. Williamson.

(8) Bonus earned in 1997 but paid in 1998.

(9) Bonus earned in 1997; $50,000 paid in 1997 and $27,134 paid in 1998.

        Bonus Plans. For 1997, the 1997 Management Incentive Compensation Plan (the "1997 Plan") was established which provided an incentive pool based on an "Adjusted Return on Beginning Equity" ("AROE"), as defined in the 1996 Plan. The 1997 Plan resulted in a pool of 6% of "adjusted profit", as defined in the plan. Messrs. Williamson, Perdue and Deems were each allocated 23% of the pool for purposes of calculating their bonuses for 1997.

                                     III-3

    For 1998, the 1998 Management Incentive Compensation Plan (the "1998 Plan") was established to provide an incentive pool for senior management and other FPNB employees. Like the 1997 Plan, the 1998 Plan is based on AROE and the incentive pool may range from 0% to 6.5% of adjusted net income, depending on FPNB's results of operations for 1998. The incentive pool total may not exceed the 1997 pool amount of $308,538. Messrs. Williamson, Perdue and Deems are each allocated 25% of the pool for purposes of calculating their bonuses for 1998. As a result of the Merger, incentive payments will be made on a pro rata basis based on each participant's termination date or June 30, 1998, whichever is sooner.

        Certain Noncash Compensation. The Company provides and intends to continue to provide each of Messrs. Williamson, Perdue and Deems with an automobile. The value of the automobile which relates to personal use is reported as taxable personal income at the end of each year. Such noncash compensation allocable to each executive officer does not exceed 10% of the cash compensation of such executive officer and the aggregate of such compensation does not exceed 10% of the aggregate cash compensation paid to executive officers.

STOCK OPTION PLAN

    The Amended and Restated 1988 Stock Option Plan (the "Option Plan") was originally effective in 1988, was subsequently amended three times, and was amended and restated in 1996 with the approval of the stockholders to authorize an increase in the number of options available for purchase of Company shares of Common Stock to 500,000. In accordance with its terms, the Plan terminated January 17, 1998. Options issued pursuant to the Plan prior to its expiration remain outstanding and are exercisable in accordance with their terms. As of December 31, 1997, options to purchase 204,763 shares were available for grant. As of December 31, 1997, and January 17, 1998, options to purchase 163,426 shares were outstanding.

    Under the Option Plan, options may be granted to employees of the Company, any parent or subsidiary, and directors of the Company, to purchase shares of Common Stock. The Option Plan is designed to enable the Company and its subsidiary to attract, retain and motivate eligible persons by providing for or increasing proprietary interests of such persons in the Company. The Option Plan provides for options which qualify as incentive stock options ("ISO's") under
Section 422 of the Internal Revenue Code of 1986, as amended, as well as "nonqualified" stock options ("NQO's").

        Administration of the Option Plan. The Option Plan is administered by the Board. At its discretion, the Board may appoint a committee (the "Committee") of not less than three members of the Board to administer the Option Plan.

        Eligibility. Key employees of the Company, a parent or subsidiary of the Company, and directors of the Company, were eligible to receive options under the Option Plan, as selected by the Board or the Committee. No options were to be granted to an employee who owns stock, and possesses more than 10% of the total combined voting power of all classes of stock of the Company.

    There was no limit upon the number of shares that could be issued under NQO's under the Option Plan to any one employee or director. However, the aggregate fair market value of the stock subject to ISO's granted to any one employee as to which ISO's were exercisable for the first time during any calendar year could not exceed $100,000, with fair market value determined as of the time each respective option was granted. For purposes of such determination, all ISO's under the Option Plan and under all stock option plans of the Company, its parents and subsidiaries, were included.

        Shares Covered by the Option Plan. The number of shares of Common Stock for which options remain exercisable is 163,426. The number and/or kind of shares covered by the outstanding options is subject to proportionate adjustment if the outstanding shares of Common Stock are changed in number or kind by reason of stock splits, stock dividends, corporate reorganizations, recapitalization or the like. Any such adjustment in outstanding options shall be made without changing the aggregate exercise price applicable to the unexercised portions of such options, but with a corresponding adjustment in the exercise price per share.

        Option Terms. The exercise price which must be paid for Common Stock upon exercise of any option may not be less than 100% of the fair market value of the stock on the date the grant of the option is approved by the Board or Committee.

                                     III-4

    All options are nontransferable other than upon the optionee's death by will or the laws of descent and distribution, may not be pledged or hypothecated and are exercisable during the optionee's lifetime only by the optionee.

    No option granted under the Option Plan may be exercised in whole or in part more than ten years after its date of grant. The exercise or vesting periods for the options granted under the Option Plan are set forth in the individual option agreements at the Board or Committee's discretion; provided, however, that vesting is required to occur at the rate of at least 20% per year over a five-year period. With respect to options that vest upon completion of whole years of completed employment or service, the optionee is credited with a whole year of continuous employment or a whole year of service with respect to an optionee who is a director, only if employment or service during that year has not been interrupted by any absence other than on duly granted leave or due to sickness for a period of not more than 90 days. Vesting may be accelerated upon the occurrence of certain events. See "Corporate Reorganization," below.

    Subject to the limitations imposed by the Option Plan and applicable law, the Board or Committee was authorized to determine the time or times and the conditions under which each option is exercisable. Options granted under the Option Plan may become exercisable in installments if specified in the individual option agreements, and in that case, the installments are cumulative so that each matured but unexercised installment remains exercisable until the entire option expires or is terminated.

    Upon exercise of an option under the Option Plan, the stock purchased must be paid for in full. Payment for stock upon exercise of an option generally must be in cash, but option agreements for NQO's under the Option Plan may allow the optionee to pay for optioned shares upon exercise of options wholly or partially in installments. All funds received or held by the Company under the Option Plan will be included in the general funds of the Company free of any trust or other restriction and may be used for any corporate purpose. No interest will be paid to any participant or credited under the Option Plan.

        Termination of Options. Each option may terminate no later than ten years from its date of grant, provided that an option may terminate earlier, as provided in "Corporate Reorganization," below, or as described in the following:

               (i) Termination of Employment. If the optionee's employment with the Company or any of its parents or subsidiaries or the optionee's service as a director of the Company terminates for any reason other than death, then only that portion of the option exercisable at the time of termination may be exercised for a period not to exceed 30 days thereafter, but in no case after its stated expiration date. If termination is by reason of the optionee's retirement (with the Company's written consent), the period of exercise shall be extended to three months, but in no case beyond its stated expiration date. If termination is by reason of the optionee's permanent and total disability, the period of exercise shall be extended to one year, but in no case beyond the stated expiration date.

               (ii) Death of Optionee. If the optionee dies during the term of the option, the portion of the option exercisable at the time of the optionee's death may be exercised for one year thereafter, but not after it expires by its terms, by the optionee's legal representatives or by the person to whom the optionee's rights under the option pass by will or the laws of descent and distribution.

               (iii) Extended Exercise. Notwithstanding the termination provisions described above, the Board or Committee will be able to enter into option agreements that extend the period of exercise through the expiration date of an option.

        Corporate Reorganization. In the event of a merger, reorganization or consolidation and/or change or control, each outstanding option shall pertain to and apply to the securities to which the holder of the number of shares subject to the option would have been entitled, and shall continue in full force and effect notwithstanding any such event. A "change of control" was defined in the original Option Plan as the issuance or transfer of sufficient shares of stock, or a merger, reorganization or consolidation which results in more than 50% of the voting stock of FPNB or its successor being owned by other than the Company or persons who own 75% or more of the voting stock of the Company prior to the transaction; or a merger, reorganization or consolidation which

                                     III-5
results in more than 50% of the voting stock of the Company being owned by persons who are not holders of voting stock of the Company prior to the transaction or the acquisition by any person (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934) or entity of more than 50% of the voting stock of the Company.

    In addition, in the event of a "change of control," each option outstanding under the Option Plan shall be automatically, without further action by any party, fully vested and exercisable to the extent not previously vested or exercisable. In the event that the optionee's employment or service as a director with the Company or a subsidiary is terminated, other than by the Company or subsidiary for cause, within one year after a change of control, the option shall remain exercisable for a period of the longer of one year from the date of termination or the period during which the option would otherwise remain exercisable following such termination.

EMPLOYEE STOCK OWNERSHIP PLAN

    The FP Bancorp Employee Stock Ownership Plan (the "ESOP") enabled eligible employees, as defined in the ESOP, to participate in the growth and prosperity of the Company through stock ownership achieved through employer contributions to purchase stock of the Company. On January 23, 1996, the Board of Directors of the Company approved the termination of the ESOP pending approval of the Internal Revenue Service, which was received effective April 1, 1996. Upon termination of the ESOP, all participants became fully vested in their assets. ESOP termination costs have been paid by the Company.

401(k) SAVINGS PLAN

    Effective January 1, 1994, FPNB implemented the First Pacific National Bank 401(k) Savings Plan ("401(k) Plan"). The 401(k) Plan is a defined contribution plan covering full-time and part-time employees who have completed six full months of employment with FPNB. Temporary employees are excluded from 401(k) Plan participation. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974.

    The Trustee and Administrator of the 401(k) Plan is Union Bank of California ("Union Bank"). The 401(k) Plan provides for participant-directed accounts which allow participants to allocate their account balances to the following Union Bank investment funds: Stepstone Stable Value Income Fund, Stepstone Balanced Fund and Stepstone Value Momentum Fund. A fourth fund, Fidelity's Contrafund, is also offered. The participants in the 401(k) Plan may also allocate up to 50% of their deferral to an investment in Common Stock.

    Participants' accounts are credited or debited with investment earnings or losses at the end of each calendar quarter. FPNB contributed $126,000 and $138,000 as discretionary contributions for the years ended December 31, 1997 and 1996, respectively. The contributions in 1997 and 1996 were matches based on 50% of the aggregate of the participants' first 6% of salary withholdings.

EMPLOYMENT ARRANGEMENTS

    The executive officers of the Company, Harvey L. Williamson, Michael J. Perdue and Gary W. Deems, have written employment agreements with the Company and FPNB.

        Williamson Employment Agreement. On August 1, 1997, Mr. Williamson entered into a new Employment Agreement (the "CEO Employment Agreement") with FPNB (replacing prior employment and change of control agreements with FPNB), under which the Company has certain obligations. The CEO Employment Agreement provides that upon a change of control (as defined therein), Mr. Williamson is entitled to the following severance benefits: (i) a lump sum payment of an amount equal to the salary that would otherwise be payable at the then current salary rate through December 31, 1998, plus the pro rata portion of the bonus that he would have earned with respect to the portion of the calendar year elapsed through the date of termination under the most recently in force executive bonus plan and (ii) continuation of life and health insurance benefits and the use of an automobile provided by FPNB through December 31, 1998. These severance benefits will be paid in the event that, as expected, Mr. Williamson's employment is terminated in connection with the Merger.

        Deems and Perdue Employment Agreements. In April 1997 Messrs. Deems and Perdue (the "Executives") entered into employment agreements with FPNB and the Company relating to their duties

                                     III-6
as executive officers of the Company and FPNB. These agreements were for the period ending December 31, 1998. In August, 1997, in conjunction with the finalization of the Salary Continuation Agreements (the "Salary Continuation Agreements") (see below), the Executives entered into new Employment Agreements (the "Executive Employment Agreements") with the Company and FPNB (replacing the April 1997 employment agreements with the Company and FPNB and the January 1994 change of control agreements with FPNB). Each of the Executive Employment Agreements is effective through December 31, 1998.

    The Executive Employment Agreements provide certain benefits if within two years after a definitive agreement is executed causing a later change of control (as defined therein) the Executive is terminated, his salary is reduced, he is required to be based more than 35 miles from the executive offices of FPNB or a change of control occurs. In such an event, the Executive is entitled to the following severance benefits: (i) a lump sum payment of an amount equal to the lesser of (w) one (1) year's salary at the then current salary rate or (x) the salary that would otherwise be payable through Executive's attainment of age 65 plus the pro rata portion of the bonus that the Executive would have earned with respect to the portion of the calendar year elapsed through the date of termination under the most recently in force executive bonus plan, if any, proposed within the prior twelve (12) months, which payments shall be due within one month after the later of the date of a change of control, termination or the actual occurrence of a change of control; and (ii) continuation of life and health insurance benefits and the use of an automobile provided by FPNB through December 31, 1998. If, as expected, Mr. Deems is terminated in connection with the Merger, he will be entitled to these benefits. Mr. Perdue has entered into an Employment Agreement with an affiliate of Zions that would replace his Executive Employment Agreement following the effective date of the Merger.

SALARY CONTINUATION AGREEMENTS

    On August 1, 1997, Mr. Deems and Mr. Perdue finalized their Salary Continuation Agreements with the Company and FPNB which had been approved by the compensation committee in April, 1997 in conjunction with the Executive Employment Agreements. The Salary Continuation Agreements permit the Executives to defer compensation to fund a portion of an annual benefit to be paid under schedules included in the Salary Continuation Agreements. FPNB is responsible for funding other benefits which vest over a period of time, as described below.

     Upon the retirement after age 65 or disability of the Executive, FPNB shall pay to the Executive the annual sum of $120,000 if the Executive has made all of the scheduled deferrals (15 in the case of Mr. Deems and 22 in the case of Mr. Perdue), for a period of 180 months following the date of retirement or disability. If not all of the scheduled deferrals have been made, FPNB shall pay to the Executive a lesser amount based upon the actual deferrals made by the Executive and a benefit schedule setting forth the amount of FPNB's responsibility for annual payments. If the Executive dies while employed, FPNB shall pay his beneficiary the annual sum of $120,000 for a period of 180 months. If the Executive is terminated by FPNB for cause (using the same definitions appearing in the Executive Employment Agreements) the Executive will be entitled to receive only his vested benefit based on his deferrals, for a period of 180 months beginning at age 65. If the Executive is terminated by FPNB without cause he will also be entitled to receive the vested benefit funded by FPNB, for a period of 180 months beginning at age 65.

     In the event of a Change of Control while the Executive is employed with the Company or FPNB, FPNB will be obligated to provide the annual sum of at least $60,000 for a period of 180 months beginning at age 65. In the context of the Merger, if the Executive is terminated without cause after the Merger he will be entitled to receive the amount vested based on his deferrals, plus $60,000 per year, all for a period of 180 months, commencing at age 65. If the Merger occurs in 1998, Mr. Deems would be entitled to a payment of approximately $68,000 per year for 180 months beginning in the year 2011. Mr. Perdue has agreed that he will give up his benefits under the Salary Continuation Agreement if the Merger is completed. However, if the Merger occurs in 1998 and Mr. Perdue does not waive his rights under the Salary Continuation Agreement, Mr. Perdue would be entitled to a payment of approximately $63,000 per year for 180 months beginning in the year 2019.

                                     III-7

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 SECURITIES OWNERSHIP OF OFFICERS, DIRECTORS AND OTHERS

    Following is a table which indicates as of March 5, 1998 the amount and the percent of beneficial ownership of FP Common Stock for each director, the Chief Executive Officer and the two other executive officers, and all directors and executive officers as a group.

             NAME OF
       BENEFICIAL OWNER OR               NO. OF SHARES
     NO. OF PERSONS IN GROUP        BENEFICIALLY OWNED(1)(2)     % OF CLASS(3)
     -----------------------        ------------------------     -------------
Mark N. Baker.....................         81,350 (4)                 2.51%
Gary W. Deems.....................         89,368 (5)                 2.76%
Earle W. Frey, Jr.................         82,066 (6)                 2.53%
Robert W. Klemme..................         36,821 (7)                 1.14%
Joseph J. Kuebler.................         28,356 (8)                  (19)
Randall C. Luce...................         24,029 (9)                  (19)
Larry R. Markham..................         13,516(10)                  (19)
Richard W. McBride................         73,881(11)                 2.28%
Michael J. Perdue.................         86,263(12)                 2.66%
Richard S. Spanjian...............         48,726(13)                 1.50%
Robert M. Spanjian................         35,452(14)                 1.10%
Richard B. Thomas.................         17,114(15)                  (19)
Michael W. Wexler.................         67,641(16)                 2.09%
Harvey L. Williamson..............         74,706(17)                 2.30%
All executive officers and
directors as a group (14) persons.        759,289(18)                22.99%(18)

 -------------

(1) Unless otherwise indicated, each person listed has sole voting and investment power with respect to the shares listed.

(2) Includes all shares beneficially owned, whether directly or indirectly, individually or together with associates. Includes any shares owned, whether jointly or as community property with a spouse, or any stock of which beneficial ownership may be acquired within 60 days of March 5, 1998 by the exercise of stock options.

(3) Any securities not outstanding which are subject to options, warrants, rights or conversion privileges which may be exercised within 60 days after March 5, 1998, shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but shall not be deemed to be outstanding for the purpose of computing the percentage of the class by any other person.

(4) Includes 21,414 shares held by Mark N. Baker as Trustee of the Trust dated October 21, 1985; also includes 7,702 shares held by Mark N. Baker as Custodian for the benefit of certain of his children under the California Uniform Gift to Minors Act; also includes 104 shares held by Margaret A. Baker as Custodian for the benefit of certain of her nieces under the California Uniform Gift to Minors Act; also includes 40,592 shares held by the Baker Electric Profit Sharing Plan and the Tri-Baker, Inc. Profit Sharing Plan; also includes 1,657 shares held by Kent N. Baker, Mark N. Baker and Gerald N. Baker as Trustees of the December 21, 1989 Baker Trust; also includes 770 shares held in the name of Wedbush Morgan Securities, Inc. for the benefit of Mark N. Baker under an individual retirement account; also includes 8,000 shares which may be acquired by the exercise of stock options within 60 days after March 5, 1998.

(5)   Includes 49,735 shares held by MLPF&S as Custodian for the benefit of Gary
      W. Deems under an individual retirement account; also includes 2,909 shares held in the First Pacific National Bank 401(k) Savings Plan; also includes 5,000 shares which may be acquired by the exercise of stock options within 60 days after March 5, 1998.

(6) Includes 3,009 shares held by Earle W. Frey, Jr., as Trustee under a Trust dated February 14, 1977; also includes 152 shares held by Earle W. Frey, Jr., as Trustee under a Trust dated October 30, 1969; also includes 66,153 shares held by Earle W. Frey, Jr., as Trustee under the Frey Family Trust; also includes 4,471 shares held by MLPF&S as custodian for the benefit of Earl W. Frey, Jr. under an individual

                                     III-8
      retirement account; also includes 8,000 shares which may be acquired by the exercise of stock options within 60 days after March 5, 1998.

(7) Includes 8,000 shares which may be acquired by the exercise of stock options within 60 days after March 5, 1998.

(8) Includes 1,887 shares held by MLPF&S as Custodian for the benefit of Krista Kuebler; also includes 20 shares held by Joseph J. Kuebler as Custodian for the benefit of Amber Adams-Kuebler; also includes 1,859 shares held by MLPF&S as Custodian for the benefit of Sharon Kuebler under an individual retirement account; also includes 6,890 shares held by MLPF&S as Custodian for the benefit of Joseph J. Kuebler under an individual retirement account; also includes 700 shares held by Wedbush Morgan Securities, Inc. as Custodian for the benefit of Sharon Kuebler under an individual retirement account; also includes 5,000 shares held by Western Financial as Custodian for the benefit of Joseph J. Kuebler under an individual retirement account; also includes 3,800 shares owned by Kuebler Accounting Corporation; also includes 8,000 shares which may be acquired by the exercise of stock options within 60 days after March 5, 1998.

(9) Includes 8,000 shares which may be acquired by the exercise of stock options within 60 days after March 5, 1998.

(10) Includes 5,499 shares held by Dean Witter Reynolds Custodian for the benefit of Larry Markham under an individual retirement account rollover; also includes 8,000 shares which may be acquired by the exercise of stock options within 60 days after March 5, 1998.

(11) Includes 409 shares held by Darlene Y. McBride; also includes 47,700 shares held by Richard W. McBride as Trustee of the McBride Family Trust; also includes 15,649 shares held by the Southern Contracting Company Money Purchase Pension Plan & Trust Rollover Account; also includes 8,000 shares which may be acquired by the exercise of stock options within 60 days after March 5, 1998.

(12) Includes 58,300 shares held by Michael J. Perdue, as Trustee of the Perdue Family Trust; also includes 19,700 shares held by MLPF&S as Custodian for the benefit of Michael J. Perdue under an individual retirement account; also includes 5,000 shares which may be acquired by the exercise of stock options within 60 days after March 5, 1998; also includes 3,163 shares held in the First Pacific National Bank 401(k) Savings Plan.

(13) Includes 39,699 shares held by Richard S. Spanjian as Trustee of the Richard S. Spanjian Family Trust; also includes 1,027 shares held by Richard S. Spanjian as Trustee of the Elizabeth Spanjian Family Trust; also includes 8,000 shares which may be acquired by the exercise of stock options within 60 days after March 5, 1998.

(14)  Includes 27,452 shares held by Robert M. Spanjian as Trustee of the Robert
      M. Spanjian Family Trust; also includes 8,000 shares which may be acquired by the exercise of stock options within 60 days after March 5, 1998.

(15) Includes 2,500 shares held by Richard B. Thomas Pension Plan; also includes 1,500 shares held by Richard B. Thomas as Custodian for the benefit of Scott Thomas; also includes 8,000 shares which may be acquired by the exercise of stock options within 60 days after March 5, 1998.

(16) Includes 12,533 shares held by Michael W. Wexler as Custodian for the benefit of certain of his children under the California Uniform Gift to Minors Act; also includes 8,000 shares which may be acquired by the exercise of stock options within 60 days after March 5, 1998.

(17) Includes 59,191 shares held by Harvey L. Williamson as Trustee of the Williamson Family Trust; also includes 4,116 shares held by Wedbush Morgan Securities, Inc. as Custodian for the benefit of Tolly A. Williamson under an individual retirement account; also includes 3,752 shares held by Wedbush Securities, Inc. as Custodian for the benefit of Harvey L. Williamson under an individual retirement account; also includes 4,112 shares held by Transcorp Pension Services as Custodian for the benefit of Harvey L. Williamson under an individual retirement account; also includes 3,535 shares held in the First Pacific National Bank 401(k) Savings Plan.

                                     III-9

(18) Includes 126,258 shares which may be acquired by the exercise of stock options within 60 days after March 5, 1998.

(19)  Immaterial percentage of ownership.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

LEASE AGREEMENT

    There are no existing or proposed material interests or transactions between the Company and any of its directors or officers outside the ordinary course of the Company's business, except as indicated herein. FPNB entered into a lease agreement for office space in a building in which the headquarters of FPNB and the Company are located. Management of the Company believes the terms of such lease agreement are fair and reasonable. The lessor is Grand Avenue Financial Center Partnership, a California general partnership composed of the following general partners: NB Partnership (a California general partnership in which Mark
N. Baker is a general partner), Earl W. Frey, Jr., as trustee, Wexler 638 Partnership (of which Michael W. Wexler is a general partner), and West Coast Investment. Messrs. Baker, Frey and Wexler are directors of FPNB and the Company.

    The lease agreement and subsequent amendments currently cover approximately 16,642 square feet, including 6,643 square feet on the east side of the ground floor. It is for a period of ten to thirty-five years (depending on the part of the building leased), and commenced on or about July 1, 1984. Rent for the space currently covered by the lease agreement is $300,000 per year.

LOANS TO DIRECTORS

    Certain of the Company's directors are indebted to FPNB for loans which were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of uncollectability or present unfavorable features. As of December 31, 1997, such loans represented approximately 8.79% of stockholders' equity and 0.99% of gross loans outstanding of the Company. The activity for loans made by FPNB to directors, executive officers and their affiliates was as follows:


              LOANS TO DIRECTORS, EXECUTIVE OFFICERS AND AFFILIATES

                                                      December 31,
                                             ------------------------------
                                                 1997              1996
                                             -----------        -----------
Balance at beginning of year...........      $5,648,000         $4,270,000
Additions..............................         658,000          5,287,000
Collections and other decreases........      (4,003,000)        (3,909,000)
                                             ----------         ----------
Balance at end of year.................      $2,303,000         $5,648,000
                                             ==========         ==========

    It is anticipated that the directors and executive officers of the Company and the companies with which they are associated will continue to have banking transactions with FPNB in the ordinary course of their business. It is the firm intention of management of the Company that any loans and commitments to loan included in such transactions be made in accordance with applicable law on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other person of similar creditworthiness and on terms not involving more than the normal risk of collectability or presenting other unfavorable features.


                                     III-10

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K.

          (a)  Exhibits

          2.1 Agreement and Plan of Merger, dated as of December 29, 1997, between FP Bancorp, Inc. and Zions Bancorporation. The following exhibits to the Agreement and Plan of Merger are omitted as permitted by Item 601(b)(2) of Regulation S-B:

                   Exhibit A - Form of Affiliate Agreement
                   Exhibit B - Form of Stockholder's Agreement

          2.2 First Amendment dated as of February 27, 1998, to the Agreement and Plan of Merger, dated as of December 29, 1997, between FP Bancorp, Inc. and Zions Bancorporation.

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

          10.1 Escondido National Bank Plaza Lease dated January 4, 1984, between Grand Avenue Financial Center Partnership and Escondido National Bank, as Amended (current Principal Offices of FP Bancorp, Inc. and First Pacific National Bank located at 613 West Valley Parkway, Escondido, California 92025-4929) (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4, File No. 33-87388)

          10.2 Amendment to Escondido National Bank Plaza Lease (incorporated by reference to Exhibit 10.2 to the Form 10-KSB of the Company for the year ended December 31, 1995, File Number 0-17650)

          10.3 Lease Between Lake San Marcos Properties and San Marcos National Bank dated August 9, 1988 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1, File Number 33-33628)

          10.4 Standard Multi-Tenant Lease between Overland Bank and E. E. Espinas, M.D., trustee of the E. E. Espinas, M.D., Inc., Retirement Trust executed August 30, 1977 (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4, File No. 33-87388)

          10.5 Office Building Lease between Overland Bank and AARK/Park Joint Venture (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4, File No. 33-87388)


                                     III-11

          10.6 Lease between Palomar Village Properties, Inc., a California corporation, and First Pacific National Bank dated February 29, 1996 (incorporated by reference to Exhibit 10.21 to the Company's report on Form 10-KSB for year ended December 31, 1997, File No. 0-17650)

          10.7* Amended and Restated 1988 Stock Option Plan of ENB Holding Company as Amended (incorporated by reference to Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held May 21, 1996)

          10.8* Employment Agreement entered into as of August 1, 1997, by and among Harvey L. Williamson, First Pacific National Bank, and FP Bancorp, Inc.

          10.9* Employment Agreement entered into as of August 1, 1997, by and among Michael J. Perdue, First Pacific National Bank, and FP Bancorp, Inc.

          10.10* Salary Continuation Agreement entered into as of August 1, 1997, by and among Michael J. Perdue, First Pacific National Bank, and FP Bancorp, Inc.

          10.11* Employment Agreement entered into as of August 1, 1997, by and among Gary W. Deems, First Pacific National Bank, and FP Bancorp, Inc.

          10.12* Salary Continuation Agreement entered into as of August 1, 1997, by and among Gary W. Deems, First Pacific National Bank, and FP Bancorp, Inc.

          10.13* 1996 Senior Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1995)

          10.14* ENB Holding Company Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.16 to the Form 10-KSB of ENB Holding Company for the year Ended December 31, 1990, File No. 0-17650)

          10.15* 1997 Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.15 to the Company's report on Form 10-KSB for year ended December 31, 1997, File No. 0-17650)

          10.16*   1998 Management Incentive Compensation Plan

          10.17 Letter Agreement, dated October 16, 1997, between FP Bancorp, Inc. and Sandler O'Neill & Partners, L.P.

          21       FP Bancorp, Inc. Subsidiaries (incorporated by reference to
                   Exhibit 21 to the Form 10-KSB of FP Bancorp for the year ended December 31, 1994, File Number 0-17650)

          23       Consent of KPMG Peat Marwick LLP


                                     III-12

          24       Power of Attorney (included in signature page)

          27       Financial Data Schedule

           *Denotes a management contract or compensatory arrangement.

             (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed during the Registrant's quarter ended December 31, 1997.


                                     III-13

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 1998                 FP BANCORP, INC.
                                     (Registrant)

                                     By: /s/ Harvey L. Williamson
                                         ---------------------------------------
                                         Harvey L. Williamson,
                                         President and Chief Executive Officer

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

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              NAME                CAPACITY                         DATE
              ----                --------                         ----

/s/ Mark N. Baker                 Director                    March 13, 1998
-----------------------------
Mark N. Baker

/s/ Gary W. Deems                 Director, Chief             March 13, 1998
-----------------------------     Administrative Officer
Gary W. Deems                     and Executive Vice
                                  President

/s/ Earle W. Frey, Jr.            Director                    March 13, 1998
-----------------------------
Earle W. Frey, Jr.

/s/ Robert W. Klemme              Director                    March 13, 1998
-----------------------------
Robert W. Klemme

/s/ Joseph J. Kuebler             Director                    March 13, 1998
-----------------------------
Joseph J. Kuebler

/s/ Randall C. Luce               Director                    March 13, 1998
-----------------------------
Randall C. Luce

/s/ Larry R. Markham              Director                    March 13, 1998
-----------------------------
Larry R. Markham

/s/ Richard W. McBride            Director                    March 13, 1998
-----------------------------
Richard W. McBride

/s/ Michael J. Perdue             Director, Chief Financial   March 13, 1998
-----------------------------     Officer and Executive
Michael J. Perdue                 Vice President (Principal
                                  Financial Officer and
                                  Principal Accounting
                                  Officer)

                                     III-14



/s/ Richard S. Spanjian           Director                    March 13, 1998
-----------------------------
Richard S. Spanjian

/s/ Robert M. Spanjian            Director                    March 13, 1998
-----------------------------
Robert M. Spanjian

/s/ Richard B. Thomas             Director                    March 13, 1998
-----------------------------
Richard B. Thomas

/s/ Michael W. Wexler             Director                    March 13, 1998
-----------------------------
Michael W. Wexler

/s/ Harvey L. Williamson          Director, Chief Executive   March 13, 1998
-----------------------------     Officer (Principal
Harvey L. Williamson              Executive Officer)



                                     III-15

                                  EXHIBIT LIST

                                                                         PAGE
                                                                         ----

2.1 Agreement and Plan of Merger, dated as of December 29, 1997, between FP Bancorp, Inc. and Zions Bancorporation. The following exhibits to the Agreement and Plan of Merger are omitted as permitted by Item 601(b)(2) of Regulation S-B:

         Exhibit A - Form of Affiliate Agreement
         Exhibit B - Form of Stockholder's Agreement

2.2 First Amendment dated as of February 27, 1998, to the Agreement and Plan of Merger, dated as of December 29, 1997, between FP Bancorp, Inc. and Zions Bancorporation.

3.1 FP Bancorp, Inc. Certificate of Incorporation and Amendment (incorporated by reference to Exhibit 3.1 to report of FP Bancorp on Form 10-KSB for the year ended December 31, 1994, File Number 0-17650)

3.2 FP Bancorp, Inc. By-laws (incorporated by reference to Exhibit 3.2 to report of FP Bancorp on Form 10-KSB for the year ended December 31, 1994, File Number 0-17650)

10.1 Escondido National Bank Plaza Lease dated January 4, 1984, between Grand Avenue Financial Center Partnership and Escondido National Bank, as Amended (current Principal Offices of FP Bancorp, Inc. and First Pacific National Bank located at 613 West Valley Parkway, Escondido, California 92025-4929) (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4, File No. 33-87388)

10.2 Amendment to Escondido National Bank Plaza Lease (incorporated by reference to Exhibit 10.2 to the Form 10-KSB of the Company for the year ended December 31, 1995, File Number 0-17650)

10.3 Lease Between Lake San Marcos Properties and San Marcos National Bank dated August 9, 1988 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1, File Number 33-33628)

10.4 Standard Multi-Tenant Lease between Overland Bank and E. E. Espinas, M.D., trustee of the E. E. Espinas, M.D., Inc., Retirement Trust executed August 30, 1977 (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4, File No. 33-87388)

10.5 Office Building Lease between Overland Bank and AARK/Park Joint Venture (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4, File No. 33-87388)

                                     III-16

10.6 Lease between Palomar Village Properties, Inc., a California corporation, and First Pacific National Bank dated February 29, 1996 (incorporated by reference to Exhibit 10.21 to the Company's report on Form 10-KSB for year ended December 31, 1997, File No. 0-17650)

10.7* Amended and Restated 1988 Stock Option Plan of ENB Holding Company as Amended (incorporated by reference to Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held May 21, 1996)

10.8* Employment Agreement entered into as of August 1, 1997, by and among Harvey L. Williamson, First Pacific National Bank, and FP Bancorp, Inc.

10.9* Employment Agreement entered into as of August 1, 1997, by and among Michael J. Perdue, First Pacific National Bank, and FP Bancorp, Inc.

10.10* Salary Continuation Agreement entered into as of August 1, 1997, by and among Michael J. Perdue, First Pacific National Bank, and FP Bancorp, Inc.

10.11* Employment Agreement entered into as of August 1, 1997, by and among Gary W. Deems, First Pacific National Bank, and FP Bancorp, Inc.

10.12* Salary Continuation Agreement entered into as of August 1, 1997, by and among Gary W. Deems, First Pacific National Bank, and FP Bancorp, Inc.

10.13* 1996 Senior Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1995)

10.14* ENB Holding Company Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.16 to the Form 10-KSB of ENB Holding Company for the year Ended December 31, 1990, File No. 0-17650)

10.15* 1997 Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.15 to the Company's report on Form 10-KSB for year ended December 31, 1997, File No. 0-17650)

10.16*   1998 Management Incentive Compensation Plan

10.17 Letter Agreement, dated October 16, 1997, between FP Bancorp, Inc. and Sandler O'Neill & Partners, L.P.

21 FP Bancorp, Inc. Subsidiaries (incorporated by reference to Exhibit 21 to the Form 10-KSB of FP Bancorp for the year ended December 31, 1994, File Number 0-17650)


                                     III-17

23       Consent of KPMG Peat Marwick LLP

24       Power of Attorney (included in signature page)

27       Financial Data Schedule

*Denotes a management contract or compensatory arrangement.


                                     III-18