Form 10QSB
period 1998-03-31
FP BANCORP INC
filed 1998-05-12
CIK 731804

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

                  For the quarterly period ended March 31, 1998

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

(760) 741-3312
(Issuer's telephone number)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                   Yes X No __

As of March 31, 1998, the number of shares outstanding of the Registrant's only class of common stock was 3,122,215.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         FP BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                                                                March 31, 1998   December 31, 1997
-----------------------------------------------------------------------------------   --------------   -----------------
Cash and due from banks                                                               $   23,916,000   $      23,737,000
Federal funds sold                                                                         2,200,000                --
Investment securities available-for-sale                                                  64,421,000          59,366,000
Investment securities held-to-maturity                                                    23,986,000          23,478,000
Loans, net of allowance for loan losses of $2,938,000 as of March 31, 1998
    and $2,646,000 as of December 31, 1997                                               231,333,000         227,856,000
Premises and equipment, net                                                                7,377,000           7,577,000
Other real estate owned, net                                                               1,346,000           1,260,000
Goodwill and other intangibles, net                                                        3,826,000           3,938,000
Accrued interest and other assets                                                          5,731,000           5,992,000
-----------------------------------------------------------------------------------   --------------   -----------------
                                                                                      $  364,136,000   $     353,204,000
===================================================================================   ==============   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------
Deposits:
  Noninterest-bearing                                                                 $   70,938,000   $      74,795,000
  Interest-bearing                                                                       259,048,000         234,707,000
-----------------------------------------------------------------------------------   --------------   -----------------
    Total deposits                                                                       329,986,000         309,502,000
-----------------------------------------------------------------------------------   --------------   -----------------
Federal funds purchased                                                                         --            11,100,000
Accrued expenses and other liabilities                                                     2,256,000           1,838,000
Subordinated debentures                                                                         --             4,575,000
-----------------------------------------------------------------------------------   --------------   -----------------
Total liabilities                                                                        332,242,000         327,015,000
-----------------------------------------------------------------------------------   --------------   -----------------
Stockholders' equity:
 Common stock, par value $.001, authorized 4,000,000 shares; issued and outstanding
   3,122,215 as of March 31, 1998 and 2,778,823 as of December 31, 1997                        3,000               3,000
Additional paid-in capital                                                                29,783,000          25,219,000
Retained earnings                                                                          1,948,000             681,000
Unrealized gains on investment securities available for sale, net                            160,000             286,000
-----------------------------------------------------------------------------------   --------------   -----------------
Total stockholders' equity                                                                31,894,000          26,189,000
-----------------------------------------------------------------------------------   --------------   -----------------
                                                                                      $  364,136,000   $     353,204,000
===================================================================================   ==============   =================

See accompanying notes to consolidated financial statements.

                         FP BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                 Three Months Ended
                                                                      March 31,
                                                               -----------------------
                                                                  1998         1997
------------------------------------------------------------   ----------   ----------
INTEREST INCOME:
Interest and fees on loans                                     $5,903,000   $5,630,000
Federal funds sold                                                 62,000       23,000
Investment securities:
  Taxable                                                       1,227,000    1,088,000
  Nontaxable                                                      182,000         --
------------------------------------------------------------   ----------   ----------
Total interest income                                           7,374,000    6,741,000
------------------------------------------------------------   ----------   ----------
INTEREST EXPENSE:
Deposits                                                        2,098,000    1,654,000
Other                                                              21,000      406,000
------------------------------------------------------------   ----------   ----------
Total interest expense                                          2,119,000    2,060,000
------------------------------------------------------------   ----------   ----------
Net interest income                                             5,255,000    4,681,000
Provision for loan losses                                         270,000      108,000
------------------------------------------------------------   ----------   ----------
Net interest income after provision for loan losses             4,985,000    4,573,000
------------------------------------------------------------   ----------   ----------
OTHER OPERATING INCOME:
Service charges                                                   622,000      469,000
Net gain on sale of investment securities available-for-sale      103,000         --
Other                                                              42,000       96,000
------------------------------------------------------------   ----------   ----------
Total other operating income                                      767,000      565,000
------------------------------------------------------------   ----------   ----------
OTHER OPERATING EXPENSES:
Salaries and employee benefits                                  1,993,000    1,883,000
Occupancy                                                         394,000      378,000
Furniture and equipment                                           271,000      284,000
Professional services                                             161,000      320,000
Other real estate owned, net                                       19,000       32,000
Goodwill and other intangible amortization                         97,000       80,000
Other                                                             646,000      582,000
------------------------------------------------------------   ----------   ----------
Total other operating expenses                                  3,581,000    3,559,000
------------------------------------------------------------   ----------   ----------
Earnings before income taxes                                    2,171,000    1,579,000
Income taxes                                                      904,000      665,000
------------------------------------------------------------   ----------   ----------
Net earnings                                                   $1,267,000   $  914,000
============================================================   ==========   ==========
Basic earnings per share                                       $     0.42   $     0.34
============================================================   ==========   ==========
Diluted earnings per share                                     $     0.40   $     0.29
============================================================   ==========   ==========

See accompanying notes to consolidated financial statements.

                         FP BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                       1998            1997
----------------------------------------------------------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                       $  1,267,000    $    914,000
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Depreciation and amortization                                         342,000         356,000
  Provision for loan losses                                             270,000         108,000
  Provision for losses on other real estate owned                        15,000            --
  (Gain) loss on sale of other real estate owned                        (27,000)          3,000
  Gain on sale of investment securities available for sale             (103,000)           --
  Increase in accrued interest and other assets                         367,000         886,000
  Increase (decrease) in accrued expenses and other liabilities         418,000        (512,000)
  Increase in deferred loan origination fees                              5,000          15,000
----------------------------------------------------------------   ------------    ------------
Net cash provided by operating activities                             2,554,000       1,770,000
----------------------------------------------------------------   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in loans outstanding                                      (4,158,000)    (10,658,000)
  Proceeds on sale of other real estate owned                           332,000         180,000
  Maturities of investment securities available for sale              2,179,000       2,113,000
  Maturities of investment securities held to maturity                1,526,000          30,000
  Purchase of investment securities available for sale              (16,466,000)     (7,042,000)
  Purchase of investment securities held to maturity                 (1,990,000)     (1,002,000)
  Proceeds from sale of investment securities available for sale      9,055,000            --
  Capital expenditures for premises and equipment                       (26,000)       (354,000)
  Net cash acquired in merger/acquisition                                  --        14,042,000
----------------------------------------------------------------   ------------    ------------
Net cash used in investing activities                                (9,548,000)     (2,691,000)
----------------------------------------------------------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in interest-bearing deposits                          24,341,000       3,193,000
  Net (decrease) increase in noninterest-bearing deposits            (3,857,000)      6,143,000
  Decrease in Federal funds purchased                               (11,100,000)     (4,802,000)
  Decrease in other borrowings                                             --        (4,950,000)
  Direct costs of subordinated debenture conversion                     (29,000)           --
  Proceeds from exercise of stock options                                18,000            --
----------------------------------------------------------------   ------------    ------------
Net cash provided by (used in) financing activities                   9,373,000        (416,000)
----------------------------------------------------------------   ------------    ------------
Net increase (decrease) in cash and cash equivalents                  2,379,000      (1,337,000)
Cash and cash equivalents at beginning of period                     23,737,000      22,919,000
----------------------------------------------------------------   ------------    ------------
Cash and cash equivalents at end of period                         $ 26,116,000    $ 21,582,000
================================================================   ============    ============
                                                                                    (continued)

                         FP BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                              1998            1997
                                                                          ------------    ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest                                                                 $  2,086,000    $  2,122,000
 Income taxes                                                             $    683,000    $     18,000
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Transfer from loans to other real estate owned                           $    406,000    $    849,000
 Conversion of subordinated debentures to stockholders' equity            $  4,575,000    $       --
 Change in unrealized gains on investment securities
   available for sale, net of tax effect                                  $   (126,000)   $   (511,000)
=======================================================================   ============    ============

See accompanying notes to consolidated financial statements.

                                FP BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include the accounts of FP Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Pacific National Bank ("FPNB"). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements as of March 31, 1998 and for the three-month periods ended March 31, 1998 and 1997 are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

2. Basic earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The weighted average numbers of shares used for the basic earnings per share calculations for the three-month periods ended March 31, 1998 and 1997 were 3,046,000 and 2,654,000, respectively.

     Diluted earnings per share is computed by dividing net earnings, subject to certain adjustments, by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Stock options are considered to be common stock equivalents and are used in the diluted earnings per share calculations. Prior to their conversion in January 1998 (note 5), the subordinated convertible debentures were considered to be other potentially dilutive securities and were used in the diluted earnings per share calculations. The adjusted net earnings used for the diluted earnings per share calculations for the three-month periods ended March 31, 1998 and 1997 were $1,267,000 and $958,000, respectively. The weighted average numbers of shares used for the diluted earnings per share calculations for the three-month periods ended March 31, 1998 and 1997 were 3,151,000 and 3,263,000, respectively.

3. In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The FASB defines comprehensive income as "the change in equity of a business enterprise during the period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investment by owners and distributions to owners." Total comprehensive income for the three months ended March 31, 1998 and 1997 was $1,141,000 and $403,000, respectively. The difference between comprehensive income and net earnings reported for those periods is related to the change in unrealized gains on investment securities available-for-sale, net of income taxes.

4. On December 29, 1997, the Company announced that a definitive agreement had been signed under which the Company will merge with and into Zions Bancorporation ("Zions"), and FPNB will merge with and into Grossmont Bank, a wholly-owned subsidiary of Zions, in exchange for Zions common stock. The merger is subject to the approval of banking regulators and the stockholders of the Company. The transaction is expected to close in the second quarter of 1998.

5. On January 20, 1998, 100% of the Debenture holders elected conversion into Company Common Stock (the "Debenture Conversion"). In accordance with the antidilutive provision included in the terms of the Debentures, a conversion rate of 74.5226 shares of Company Common Stock per $1,000 of principal was utilized. Accordingly, 340,895 shares of Company Common Stock were issued on that date at a total price of $4,575,000, less direct costs of issuance.

6. On March 25, 1998, Zions announced that a definitive agreement had been signed under which Sumitomo Bank of California ("Sumitomo") will merge with Grossmont Bank and FPNB after both the acquisitions have been completed. The merger is subject to the approval of Sumitomo shareholders and banking regulators and is expected to close in the third quarter of 1998.

7. Because of the nature of its activities, the Company is at all times subject to pending and threatened legal actions which arise out of the normal course of its business. In the opinion of management, based in part upon opinions of legal counsel, the disposition of all litigation will not have a material effect on the Company.

8. Goodwill is amortized on a straight-line basis over estimated useful lives of twelve to fifteen years. The core deposit intangible is amortized on a straight-line basis over an estimated useful life of ten years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this report that state the Company's or management's intentions, beliefs, expectations or predictions of the future are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in the Company's Form 10-KSB. Copies of that filing may be obtained by contacting the Company or the SEC, or may be accessed via the Internet at www.sec.gov.

OVERVIEW

The results of operations for the three-month periods ended March 31, 1998 and 1997 reflect the acquisition of the Wells Fargo Bank Valley Center branch, located in Valley Center in San Diego County, California on February 21, 1997 (the "Wells Acquisition"). The Company acquired the branch premises as well as $16,838,000 of deposits and $1,630,000 in loans. A core deposit intangible of $1,038,000 was recorded.

The Company's net earnings for the quarter ended March 31, 1998 were $1,267,000 or $.40 per diluted share, compared to net earnings of $914,000 or $.29 per diluted share for the same quarter in 1997. The Company's return on average assets and return on average stockholders' equity were .35% and 4.02%, respectively, for the quarter ended March 31, 1998 as compared to .28% and 4.28%, respectively, for the same period in 1997. The Debenture Conversion caused average stockholders' equity to increase to the extent that return on average stockholders' equity decreased during the quarter ended March 31, 1998 as compared to 1997, despite significant increases in both net earnings and return on average assets during the period. Net earnings increased $353,000 or 38.62% for the quarter ended March 31, 1998 as compared to the same period in 1997. The increase in net earnings for the quarter ended March 31, 1998 as compared to 1997 was primarily a result of growth achieved through the Wells Acquisition and significant internal growth resulting from promotional and employee incentive efforts. A gain on sale of investment securities, a reduction in other real estate owned ("OREO") expenses and successful cost reduction efforts in other operating expenses also contributed to the increase in net earnings.

Total assets increased $10,932,000 or 3.10% from $353,204,000 as of December 31, 1997 to $364,136,000 as of March 31, 1998. The increase in asset size was primarily a result of seasonal deposit growth partially offset by a corresponding decrease in borrowed funds. Deposits of $329,986,000 as of March 31, 1998 increased $20,484,000 or 6.62% from $309,502,000 as of December 31,
1997. As a result, Federal funds purchased and other borrowings decreased to zero from $11,100,000 as of December 31, 1997. Net loans increased $3,477,000 or 1.53% to $231,333,000 as of March 31, 1998 from $227,856,000 as of December 31,
1997. Excess funds were invested in taxable and nontaxable investment securities, which in total increased $5,563,000 or 6.72% to $88,407,000 as of March 31, 1998 from $82,844,000 as of December 31, 1997. The Debenture Conversion resulted in the reclassification of $4,575,000 (less direct costs of conversion) from subordinated debentures to stockholders' equity on January 20, 1998.

NET INTEREST INCOME

Net interest income on a tax equivalent basis ("TE") before provision for loan losses increased $660,000 or 14.10% for the three months ended March 31, 1998 as compared to the same period in 1997. Net interest income is affected by changes in average rates, average volumes of interest-earning assets and average volumes of interest-bearing liabilities. A 25 basis point rate increase implemented by the Federal Reserve Bank in February 1997 affected net interest income during the current reporting period.

The weighted-average rate earned on interest-earning assets for the quarter ended March 31, 1998 decreased to 9.41% from 9.60% for the same period in 1997, primarily as a result of a change in the mix of earning assets during the period. Average loans outstanding during the quarter ended March 31, 1998 were $230,433,000, which earned interest at an average rate of 10.39% as compared to average loans outstanding of $221,157,000 which earned a rate of 10.32% during the same period in 1997. Average Federal funds sold were $4,694,000, which earned an average rate of 5.36% for the three months ended March 31, 1998 as compared to $1,912,000 which earned 4.88% during the same quarter in 1997. Taxable and nontaxable investment securities had an aggregate average balance of $86,544,000 and earned 7.01% (TE) for the three months ended March 31, 1998 as compared to $61,700,000 which earned 7.15% during the same period in 1997. There were no nontaxable securities in the portfolio during the three months ended March 31, 1997.

The weighted-average rate paid on interest-bearing liabilities decreased to 3.38% for the quarter ended March 31, 1998 from 3.52% for the quarter ended March 31, 1997, primarily as a result of the Debenture Conversion. Average outstanding interest-bearing deposits of $251,766,000 for the quarter ended March 31, 1998 paid an average rate of 3.38% as compared to average outstanding interest-bearing deposits of $211,783,000 which paid an average rate of 3.17% for the same period in 1997. As a result of the Debenture Conversion, average debentures and other borrowings decreased to $2,425,000 and paid 3.51% for the three-month period ended March 31, 1998 as compared to an average balance of $25,475,000 which paid 6.46% for the three-month period ended March 31, 1997.

"Net interest margin" is calculated by dividing net interest income (TE) by average interest-earning assets. The Company's net interest margin increased from 6.67% for the three-month period ended March 31, 1997 to 6.73% for the three-month period ended March 31, 1998. The increase was the result of a significantly reduced cost of funds resulting from the Debenture Conversion, offset by a decrease in yield on earning assets resulting from a change in the mix of interest-earning assets.

The following table presents, for the periods indicated, a summary of changes in interest income and interest expense for the major categories of average interest-earning assets and average interest-bearing liabilities and the amounts of change attributable to variations in volume and in interest rates.

                                                         Three Months Ended March 31,
                                                            1998 compared to 1997
                                                       --------------------------------
                                                               (in thousands)
                                                             Increase (Decrease)
                                                       --------------------------------
                                                        Volume       Rate        Net
                                                       --------    --------    --------
Interest earned on interest-earning assets:
   Loans (1)                                           $    236    $     37    $    273
   Taxable investment securities                            188         (49)        139
   Nontaxable investment securities (TE)                    268          --         268
   Federal funds sold                                        33           6          39
                                                       --------    --------    --------
       Total interest on interest-earning assets            725          (6)        719

Interest paid on interest-bearing liabilities:
   Interest-bearing deposits:
    Savings and time                                        324          80         404
    Interest-bearing demand                                  57         (17)         40
                                                       --------    --------    --------
Total interest-bearing deposits                             381          63         444
Debentures and Federal funds purchased                     (367)        (18)       (385)
                                                       --------    --------    --------
      Total interest on interest-bearing liabilities         14          45          59
                                                       --------    --------    --------

Change in net interest income (TE)                     $    711    $    (51)   $    660
                                                       ========    ========    ========

----------------------------------------
(1) Nonaccrual loans are included in the loan totals used in the calculation of this table.

Interest income on loans includes the accretion of loan fees resulting from the Company's lending activities. Net fees included in interest income for the three months ended March 31, 1998 and 1997 were $345,000 and $257,000, respectively.

OTHER OPERATING INCOME

Other operating income was $767,000 for the quarter ended March 31, 1998 as compared to $565,000 for the same period in 1997, an increase of $202,000 or 35.75%. Service charges increased by $153,000 or 32.62% due to the Wells Acquisition, significant deposit growth and ATM surcharges implemented during the period. A gain on sale of investment securities of $103,000 was recorded for the three months ended March 31, 1998 as compared to no gain on sale during 1997. Other income decreased $54,000 or 56.25% from $96,000 for the quarter ended March 31, 1997 to $42,000 for the quarter ended March 31, 1998. The decrease in other operating income was primarily due to nonrecurring property tax refunds, which in aggregate totaled $61,000 for the quarter ended March 31, 1997. The increase in other income excluding these nonrecurring items was $7,000 for the quarter ended March 31, 1998 as compared to 1997, or 17.14%.

OTHER OPERATING EXPENSES

In December 1996, the Company formed an Efficiency Task Force to implement cost savings ideas and cost control procedures in the area of noninterest expenses. The success of the measures taken by this committee during 1997 and 1998 are illustrated by an increase of less than 1.00% in operating expenses in a period of significant asset growth by the Company.

Total other operating expenses for the quarter ended March 31, 1998 were $3,581,000, an increase of $22,000 or .62% as compared to $3,559,000 for the same quarter in 1997. Salaries and benefits expense increased $110,000 or 5.84% during the period as a result of normal salary increases and an increase in employee incentive payments during the quarter. Occupancy expenses increased $16,000 or 4.23% during the period, while furniture and equipment decreased by $13,000 or 4.58%. Professional services decreased $159,000 or 49.69% as a result of significant reductions in legal expenses due to the resolution of outstanding litigation and a reduction in problem assets. OREO expenses also decreased by $13,000 or 40.63% as a result of a decrease in OREO balances. Goodwill amortization increased by $17,000 or 21.25% as a result of recording a core deposit intangible relating to the Wells Acquisition, and other expenses increased $64,000 or 11.00% as a result of Company growth offset by cost control measures.

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

A provision for loan losses of $270,000 was recorded for the quarter ended March 31, 1998 as compared to $108,000 recorded in the first quarter of 1997. Based on a review of the loan portfolio and considering historical experience with regard to potential loan losses, the provisions were necessary so that the allowances for loan losses as of March 31, 1998 and 1997 were adequate to absorb potential losses.

As of March 31, 1998, the allowance for loan losses totaled $2,938,000 or 1.25% of total loans outstanding as compared to $2,646,000 or 1.15% of total loans outstanding as of December 31, 1997. Based on management's evaluation of the loan portfolio and considering the factors mentioned above, management believes that the allowance for loan losses was adequate as of March 31, 1998 and 1997. However, there is no assurance that future changes in economic conditions or the other factors mentioned above will not require that additional provisions be made.

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

                                                                          (in thousands)
                                                                  March 31, 1998   December 31, 1997
                                                                  --------------   -----------------
Loans greater than 90 days past due and still accruing interest   $          211   $              41
Loans on nonaccrual                                                          276                 614
                                                                  --------------   -----------------
Total nonperforming loans                                                    487                 655
Other real estate owned                                                    1,346               1,260
                                                                  --------------   -----------------
Total Nonperforming Assets                                        $        1,833   $           1,915
                                                                  ==============   =================

Nonperforming assets totaled $1,833,000 or .50% of total assets as of March 31, 1998, as compared to $1,915,000 or .54% as of December 31, 1997.

INCOME TAXES

Income tax expense for the first quarter of 1998 was $904,000 representing an effective tax rate of 41.64%, as compared to $665,000 recorded during the same period in 1997, representing an effective tax rate of 42.12%.

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

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Liquidity is provided by cash and due from banks, Federal funds sold, investments available for sale, interest-earning deposits in other financial institutions and loan repayments. The Company's total liquid assets as a percentage of deposits and short-term borrowings totaled 27.44% and 25.92% as of March 31, 1998 and December 31, 1997, respectively.

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

The Federal Reserve Board (the "FRB") in December 1988, the Office of the Comptroller of the Currency (the "OCC") in January 1989 and the Federal Deposit Insurance Corporation in March 1989 adopted risk-based capital adequacy guidelines for bank holding companies and banks. The risk-based capital adequacy guidelines establish a risk-based capital ratio based on the overall risk of the entity determined by assigning various weighted risks to each balance sheet asset and certain off-balance sheet commitments, adding up all of the weighted risk amounts, and dividing Tier 1 capital (capital, surplus and retained earnings) into the risk-weighted assets. The Debenture Conversion resulted in significant increases to the Company's capital ratios. As of March 31, 1998, the Company's Tier I risk-based capital to risk-weighted assets totaled 11.34% as compared to 9.10% as of December 31, 1997, and the Company's total capital to risk-weighted assets totaled 12.54% as compared to 10.20% as of December 31, 1997. As of March 31, 1998, FPNB's Tier I risk-based capital to risk-weighted assets totaled 10.66% as compared to 10.27% as of December 31, 1997, and FPNB's total capital to risk-weighted assets totaled 11.85% as compared to 11.37% as of December 31, 1997.

The FRB and the OCC adopted leverage requirements effective January 1, 1992 which apply in addition to the risk-based capital requirements. Under these requirements, bank holding companies and national banking associations are required to maintain core capital of at least 3% of total assets. On March 31, 1998 and December 31, 1997, the Company's core capital to total assets stood at 7.74% and 6.29%, respectively. On March 31, 1998 and December 31, 1997, FPNB's core capital to total assets stood at 7.27% and 7.09%, respectively.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None.

(b)      Reports on Form 8-K

         (1) Report on Form 8-K filed on January 8, 1998 regarding the Zions definitive agreement and the extension of the conversion deadline to January 20, 1998.

         (2) Report on Form 8-K filed on February 11, 1998 regarding fiscal year 1997 earnings.

         (3) Report on Form 8-K filed on April 22, 1998 regarding first quarter 1998 earnings.

SIGNATURES

In the opinion of management, the financial statements presented reflect all adjustments which are necessary to a fair statement of the results for the periods presented.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FP Bancorp, Inc.


By: /s/ MICHAEL J. PERDUE
   --------------------------------
   Michael J. Perdue
   Executive Vice President and
   Chief Operating Officer
   (duly authorized officer and
   principal financial officer)

Dated: May 12, 1998